Form 10-Q
period 2012-03-31
XUNNA INFORMATION TECHNOLOGY INC.
filed 2012-05-02
CIK 1516580

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Xunna Information Technology Inc
(Exact name of registrant as specified in its charter)

4790 Caughlin Pkwy, Ste 387 Reno, NV 89519 775-851-7397 or 775-201-8331 fax (Company address)

Nevada	42-1772642
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Agent For Service: Howtogopublic.com 18124 Wedge Pkwy, Ste 1050 Reno, NV 89511 Phone: +1 (775) 851-7397 Fax: +1 (775) 201-8331

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ x  ]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,000,000 common shares issued and outstanding as of April 30, 2012.

PART I

ITEM 1.  FINANCIAL STATEMENTS
XUNNA INFORMATION TECHNOLOGY INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

XUNNA INFORMATION TECHNOLOGY INC.
(A Development Stage Company)

(Unaudited)

Patrizio & Zhao, LLC

Certified Public Accountants and Consultants Member of Alliance of worldwide accounting firms	322 Route 46 West Parsippany, NJ 07054 Tel: (973) 882-8810 Fax: (973) 882-0788 www.pzcpa.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Xunna Information Technology Inc.

(A Development Stage Company)

We have reviewed the accompanying balance sheet of Xunna Information Technology Inc. (a Nevada corporation in the development stage) (the “Company”) as of March 31, 2012, and the related statements of operations for the three months and nine months ended March 31, 2012 and the period from March 22, 2011 (date of inception) to March 31, 2012, and cash flows for the nine months ended March 31, 2012 and the period from March 22, 2011 (date of inception) to March 31, 2012. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Xunna Information Technology, Inc. as of June 30, 2011, and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated July 21, 2011, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2011, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no revenues with which to support its cost of operations, and there are no guarantees that the Company will be able to secure financing until a source of revenue can be established. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/

Parsippany, New Jersey

April 25, 2012

XUNNA INFORMATION TECHNOLOGY INC.
(A Development Stage Company)

Balance Sheets

	March 31, 2012	June 30, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,218	$27,445

Total current assets	5,218	27,445

Total assets	$5,218	$27,445

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses	$3,150	$2,860

Total current liabilities	3,150	2,860

Total liabilities	3,150	2,860

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized;
no shares issued and outstanding at March 31, 2012 and
June 30, 2011, respectively	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized;
13,000,000 shares issued and outstanding at March 31, 2012
and June 30, 2011, respectively	13,000	13,000
Stock subscription receivable	(9,000)	(9,000)
Additional paid in capital	36,000	36,000
Deficit accumulated during development stage	(37,932)	(15,415)

Total stockholders’ equity	2,068	24,585

Total liabilities and stockholders’ equity	$5,218	$27,445

The accompanying notes are an integral part of these financial statements.

XUNNA INFORMATION TECHNOLOGY INC.
(A Development Stage Company)

Statements of Operations
(Unaudited)

	For the Three Months	For the Nine Months	March 22, 2011
	Ended	Ended	(Inception) to
	March 31, 2012	March 31, 2012	March 31, 2012

Revenue	$-	$-	$-

Operating expenses
General and administrative expenses	2,732	23,717	39,132
Total operating expenses	2,732	23,717	39,132

Loss from operations	(2,732)	(23,717)	(39,132)

Other income:
Interest income	-	1,200	1,200
Total other income	-	1,200	1,200

Loss before provision for income taxes	(2,732)	(22,517)	(37,932)

Provision for income taxes	-	-	-

Net loss	$(2,732)	$(22,517)	$(37,932)

Loss per common share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding
Basic	13,000,000	13,000,000
Diluted	13,000,000	13,000,000

The accompanying notes are an integral part of these financial statements.

XUNNA INFORMATION TECHNOLOGY INC.
(A Development Stage Company)

Statements of Cash Flows
(Unaudited)

	For the Nine Months	March 22, 2011
	Ended	(Inception) to
	March 31, 2012	March 31, 2012

Cash flows from operating activities:
Net loss	$(22,517)	$(37,932)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Changes in current assets and liabilities:
Accrued expenses	290	3,150
Total adjustments	290	3,150

Net cash used in operating activities	(22,227)	(34,782)

Cash flows from financing activities:
Capital contributions	-	40,000

Net cash provided by financing activities	-	40,000

Increase (decrease) in cash and cash equivalents	(22,227)	5,218

Cash and cash equivalents - beginning	27,445	-

Cash and cash equivalents - ending	$5,218	$5,218

The accompanying notes are an integral part of these financial statements.

XUNNA INFORMATION TECHNOLOGY INC.
(A Development Stage Company)

Note 1 - Organization And Nature of Business

Xunna Information technology Inc. (the “Company”) was incorporated in the state of Nevada on March 22, 2011, with an authorized capital of 75,000,000 shares of common stock, par value of $0.001 per share, and 10,000,000 preferred stock, par value of $0.001. The Company plans to provide small-size enterprises with internet building services, including website development and design, market analysis and general commercial services such as business planning and accounting support for start-up internet companies in China. The Company has selected June 30 as its fiscal year end.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

In preparing the accompanying audited financial statements, we evaluated the period from March 31, 2012 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

Interim Financial Statements

These interim financial statements should be read in conjunction with the audited financial statements for the period from March 22, 2011 (date of inception) through June 30, 2011, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the period from March 22, 2011 (date of inception) through June 30, 2011.

Development Stage Company

The Company is currently a development stage enterprise reporting under the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. Those standards require the Company to disclose its activities since the date of inception.

Note 3 – Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not established any source of revenue to cover its operating costs. If the Company is unable to obtain revenue producing contracts or financing, or if the revenue or financing it obtains is insufficient to cover any operating losses incurred, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

Note 4 – Stockholder Authorization and Issuance

According to Articles of Incorporation of Xunna Information Technology Inc., the Company is authorized to issue two classes of shares, preferred stock and common stock. The total number of shares of stock which the Company shall have authority to issue is 85,000,000 which shall consist of (1) 75,000,000 shares of common stock, par value $0.001 per share, and (2) 10,000,000 shares of blank check preferred stock, par value $0.001 per share. As of September 30, 2011, 13,000,000 shares of common stock were issued and outstanding.

Note 5 – Loss Per Share

The Company presents earnings (loss) per share on a basic and diluted basis. Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are computed by dividing income available to common shareholders by the weighted average number of shares outstanding plus the dilutive effect of potential securities.

	For the Three Months Ended	For the Nine Months Ended
	March 31, 2012	March 31, 2012

Net loss	$(2,732)	$(22,517)

Weighted average common shares	13,000,000	13,000,000
(denominator for basic earnings (loss) per share)

Effect of dilutive securities:	-	-

Weighted average common shares	13,000,000	13,000,000
(denominator for diluted earnings (loss) per share)

Basic loss per share	$(0.00)	$(0.00)
Diluted loss per share	$(0.00)	$(0.00)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report includes forward-looking statements. These forward looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "proposed," "intended," or "continue" or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other "forward-looking" information. Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including but not limited to: variability of our revenues and financial performance; risks associated with product development and technological changes; the acceptance our products in the marketplace by existing and potential future customers; general economic conditions. You should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

Introduction

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of XUNNA INFORMATION TECHNOLOGY INC.  MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements. As used in this Quarterly Report, the terms "we", "us", "our", “Registrant”, and “the Company” mean XUNNA INFORMATION TECHNOLOGY INC

XUNNA INFORMATION TECHNOLOGY INC was incorporated in the State of Nevada on March 22, 2011.

 NATURE OF BUSINESS

Since becoming incorporated, Xunna has not made any significant purchases or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations. Xunna has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.

We plan to provide small-size enterprises with Internet building services, including website development and design, market analysis and general commercial services such as business planning and accounting support for start-up Internet companies. The future of our company depends on our ability to market the services, which require detailed planning of the services we offer so that it satisfies customer demands without causing unnecessary cost and expenses. Our operating performance is also affected by our ability of adjusting price to promote newly introduced services or to be more competitive.

As of April 30, 2012, Xunna has raised $40,000 through the sale of common stock. This sale was a purchase of 4,000,000 common shares @ $.01

As of the date of this date, we have not yet generated or realized any revenues from our business operations. The following financial information summarizes the more complete historical financial information as indicated on the audited financial statements of Xunna filed with this prospectus.

WHERE YOU CAN FIND US

Our offices are located at:
Xunna Information Technology Inc.
2 Fufeng Rd
Xinghuo Sci-Tech Building, Floor 26
Fengtai District, Beijing, PRC
Tel: 011 86 10 63710499
Xunna@xunna.com

XUNNA INFORMATION TECHNOLOGY INC

For Service
United States
4790 Caughlin Pkwy, Ste 387
Reno, NV 89519
775-851-7397

Results of Operations for the three months ended March 31, 2012.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

Operating Expenses

Operating expenses during the three months ended March 31, 2012 totaled $2,732 as compared to operating expenses totaling $39,132 March 22, 2011 (inception) to March 31, 2012. The increase in 2012 as compared to 2011 resulted primarily from professional fees incurred related to our public company filing obligations

Net Loss

Net loss for the three months ended was $2,732.  The increase in the net loss is primarily due to an increase in general and administrative expenses and professional fees.

Liquidity and Capital Resources

As of March 31, 2012, we had working capital of $2,068

Operating expenses during the three months ended March 31, 2012 totaled $2,732 as compared to operating expenses totaling $39,132 March 22, 2011 (inception) to March 31, 2012. The increase in 2012 as compared to 2011 resulted primarily from professional fees incurred related to our public company filing obligations

Net cash provided by financing activities during the three months ended March 31, 2012 was 0

No shares were sold and no warrants were exercised during the three months ended March 31, 2021.

We have not yet recognized revenues from our operations. As a result, our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures.

We have current assets, including cash of $5,218. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations. We have secured no sources of loans. We had negative cash flow from operations and no revenues during the year ended December 31, 2011 and the three months ended as of March 31, 2012

SHORT TERM

On a short-term basis, we have generated no revenues to cover operations.  However, we will have insufficient revenue to satisfy current and recurring liabilities as we continue to build the business. For short term needs we will be dependent on receipt, if any, of public offering or private placement proceeds.

As noted above, we believe that we do not have sufficient liquidity to satisfy our cash requirements for the next twelve months, which will require us to raise additional external funds through the sale of additional equity or debt securities.  Currently, we have no plans in place for additional capital. In any event, we expect that unless our sales increase significantly, we will need to raise additional funds over the next 12 months to finance the costs of establishing the corporate infrastructure and related expenses, as well as sales and marketing expenses to support our introduction of our brands. The sale of additional equity securities will result in additional dilution to our shareholders. Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan. Additional financing may not be available in amounts or on terms acceptable to us or at all.  If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our financial conditions and operating results.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Inflation

We do not believe our business and operations have been materially affected by inflation.

Critical Accounting Policies and Estimates

Our critical accounting policies are as follows:

Derivative Instruments

The Company’s note payable contains terms with constitute a derivative liability under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815 and require bifurcation from the host instrument.  As required by FASB ASC 815, these instruments are required to be measured at fair value in its financial statements.  Changes in the fair value of the derivative liabilities from period to period are charged to derivative income (expense) as incurred.

Recently Issued Accounting Standards

On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. The Codification eliminates the previous US GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. However, rules and interpretive releases of the Securities Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification was effective for interim and annual periods ending after September 15, 2009. The Company adopted the Codification for the year ended December 31, 2009.  There was no impact to the consolidated financial results as this change is disclosure-only in nature. The adoption of SFAS 165 (ASC 855-10) during the quarter ended September 30, 2009 did not have a significant effect on the Company’s financial statements as of that date or through the quarter ended March 31, 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information under this Item 3.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the “Evaluation Date”). Based upon the evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  -  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or material pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company”, we are not required to provide disclosure under this Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  REMOVED AND RESERVED.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

31.1	Rule 13a-14(a)/15d-14(a) Principal Executive Officer Certification and Principal Financial Officer Certification
32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xunna Information Technology Inc
(Registrant)

By: /s/ Xiangying Meng

Chairman and CEO

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xiangying Meng	Chairman, President, CEO and CFO, Principal Executive Officer and Principal Accounting Officer	May 2, 2012