Form 10-K
period 2012-06-30
XUNNA INFORMATION TECHNOLOGY INC.
filed 2012-09-07
CIK 1516580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to ________

Commission file number:

XUNNA INFORMATION TECHNOLOGY
(Exact name of registrant as specified in its charter)

 2 Fufeng Rd
Xinghuo Sci-Tech Building, Floor 26
Fengtai District, Beijing, PRC
Tel: 011 86 10 63710499
Xunna@xunna.com

(Address of principal executive offices)

Nevada	7373	45-0963567
(State or jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

Agent For Service:
How2gopublic.com
18124 Wedge Pkwy, Ste 1050
Reno, NV 89511
Phone: +1 (775) 851-7397
Fax: +1 (775) 201-8331
Securities registered under Section 12(b) of the Exchange Act:

Title of each class
none

Securities registered under Section 12(g) of the Exchange Act:

Title of each class
none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There are 13,000,000 common shares issued and outstanding as of September 4, 2012

PART I

Item 1. Business

GENERAL INFORMATION ABOUT OUR COMPANY

We were incorporated in Nevada March 22, 2011 and our year end is June 30.

OUR BUSINESS

We plan to provide small-size enterprises with Internet building services, including website development and design, market analysis and general commercial services such as business planning and accounting support for start-up Internet companies. The future of our company depends on our ability to market the services, which require detailed planning of the services we offer so that it satisfies customer demands without causing unnecessary cost and expenses. Our operating performance is also affected by our ability of adjusting price to promote newly introduced services or to be more competitive. The Company has not conducted business operations nor had revenues from operations since its inception.

WHERE YOU CAN FIND US

Our offices are located at:
Agent for service
XUNNA INFORMATION TECHNOLOGY
 2 Fufeng Rd
Xinghuo Sci-Tech Building, Floor 26
Fengtai District, Beijing, PRC
Tel: 011 86 10 63710499
Xunna@xunna.com

DESCRIPTION OF OUR BUSINESS

XUNNA INFORMATION TECHNOLOGY INC. was incorporated on March 22nd, 2011 in the state of Nevada. Xunna has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Since becoming incorporated, Xunna has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations. Xunna is not a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, since it has a specific business plan or purpose.

GENERAL INFORMATION ABOUT OUR COMPANY

We plan to provide small-size enterprises with Internet building services, including website development and design, market analysis and general commercial services such as business planning and accounting support for start-up Internet companies. The future of our company depends on our ability to market the services, which require detailed planning of the services we offer so that it satisfies customer demands without causing unnecessary cost and expenses. Our operating performance is also affected by our ability of adjusting price to promote newly introduced services or to be more competitive. At this time there are no governmental restrictions or regulations that would affect our planned operations.

The fast growing Chinese economy presents growth opportunities for a large number of small businesses. Accordingly, small businesses have a continuingly increased demand for Web development and marketing services. While most e-commerce service providers target large-and-medium-size companies, we intend to build a business network where we save project cost and are more competitive in price of web development services. We expect to work with other service providers to provide bundled Internet and commercial services at a reasonable price. However, we cannot ensure our cost will be lower than other service providers, nor can we guarantee we can coordinate well with other service providers to offer bundled services. The growth of our services requires substantial investment of resources.

INDUSTRY BACKGROUND

Our focus is on small businesses that need to have their first Internet platform developed. We will offer “ladder” services to those companies – starting with developing small simple websites and expanding to website upgrading and on-line marketing.

Of our target customers who need all but one web platform, we prefer those who are ready to rely on the Internet for most of their business. Generally, this type of customers is expected to need one of the following services:

E-Commerce
Database-driven websites;
Dynamic content and website functions
Active online web marketing.

Market Demand

Small businesses have maintained their demand for Internet services for many years. In the last few years, they start leveraging the Internet to do business at a stunning speed like start-ups. They have a preference for Internet platform like never before. We are aware of demand for dynamic, high-end, customized services dedicated to small businesses. In contrast, most of our competitors customize services to large companies while offering uniform “apply-to-all” services to small companies.  Although small businesses have realized the necessity of Internet platform, most companies have no idea about where to start it, what to cost and how to generate profit. Through our continued discussions with small and mid-size company owners, we understand it is a matter of “when” to make the best use of Internet advantages, not “if”.

Market Trend

One of the important trends is the market is directed towards active Internet and web marketing. While many small companies are on the way to establish an Internet platform, other small businesses with existing platforms are looking for more options to grow. We believe businesses, small ones in particular, will start exploring more ways to drive traffics to visit their sites in the years to come.  Another trend to note is integration of daily work into website and the Internet. For instance, most large-size companies have begun handling office work via Internet. We believe most small businesses will come to realize benefit of the strategy – time and capital savings.

Marketing Strategy

We begin with marketing and selling to Beijing and its surrounding areas. Our goal is to radiate to all over China. We hope to be positioned to be an Internet and business service provider dedicated to offering high-end services to small businesses. We will target small-size business or mom-and-pop shop owners expecting to accomplish their business plans via the Internet. With our quality services, we hope to allow business owners to look into different kinds of Internet advertisement and find out by themselves why it is worthwhile to invest into a website and an e-commerce solution.

PRINCIPAL SERVICES AND THEIR MARKETS

We plan to provide small businesses with bundled full-service Internet solutions. The Internet services we will offer include:

Design and development; and
Marketing and analysis.
Development of E-Commerce.

The future of our company depends on our ability to market the services, which requires detailed planning of the services we will offer so that it satisfies customer demands without causing unnecessary cost and expenses. Our operating performance will also be affected by our ability of adjusting price to promote newly introduced services or to be more competitive. We cannot guarantee the services work well. Nor can we be assured our pricing structure would allow us a reasonable profit margin.

Website marketing and analysis: After we set up a website for our customers or import our design into a new customer’s existing site, we will analyze and test the website against a host of established criteria in terms of aesthetics, scalability, functionality, easy-to-use and major customer base. Based on the analysis, a detailed list will be provided to the customer specifying the most efficient Internet marketing tools and approaches available within the customer’s budget. Since most customers may have tight budgets, the service benefits companies that can only afford marketing efforts to certain customers. The big unknown remains to be our pricing structure and the type of client base we can develop initially.

Supporting Commercial Services: Accounting, Corporate Planning, Marketing and Business Consulting: The services are offered because 1) their nature is beneficial to create and maintain extra high profitability; 2) they will facilitate our working with other service providers to expand our customer base and lock up long-term relationship with customers.

DISTRIBUTION METHODS

Marketing Strategy

We begin with marketing and selling to Beijing and its surrounding areas. Our goal is to radiate to all over China. We hope to be positioned to be an Internet and business service provider dedicated to offering high-end services to small businesses. We will target small-size business or mom-and-pop shop owners expecting to accomplish their business plans via the Internet. With our quality services, we hope to allow business owners to look into different kinds of Internet advertisement and find out by themselves why it is worthwhile to invest into a website and an e-commerce solution.

The company has no products for distribution

STATUS OF ANY PUBLICLY ANNOUNCED SERVICES
None at this time

COMPETITION

Competition is tough in the fields of Internet service provision and website development. Our competitors may have a longer history of operations than us, existing customer base or website templates.

We are vying for customers with many entities, including but not limited to public companies, global and regional consulting firms and local small businesses. In addition, to fund daily operations, it is possible some of our competitors are willing to offer pretty low fees for services rendered. Therefore, we may encounter difficulties in attracting new customers or be forced to lower our fees to meet our targets even if it would have a negative impact on our business planning.

Similarly, in the software/technology industry, our competition includes many companies with significantly greater experience, larger client bases, and substantially greater financial resources. There are significant barriers to entry including large capital requirements and the recruitment and retention of qualified, experienced employees.

We cannot assure you that we will be able to compete in any of our business areas effectively with current or future competitors or that the competitive pressures faced by us will not have a material adverse effect on our business, financial condition and operating results.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

We currently do not have any customer or signed any sales contracts with our potential customers.

PATENTS AND TRADEMARKS

The Company currently has no registered patents or trademarks.

GOVERNMENT AND INDUSTRY REGULATION

This section sets forth a summary of the most significant regulations or requirements that will or may affect our business activities in China.

Under Catalogue for the Guidance of Foreign Investment Industries (“Catalogue”), there are three categories of industries to be provided for: encouragement, limitation, and prohibition. Only under prohibition category is Internet industry mentioned and there is no mention of website design and building service under Catalogue.

According to The Provisions on Guiding the Orientation of Foreign Investment, the projects with foreign investment that don't fall into the categories of encouraged, restricted or prohibited projects shall be the permitted projects with foreign investment. The permitted projects with foreign investment shall not be listed.

Website design and building service is not within the scope of any category under Catalogue so Xunna is allowed to enter into this industry in the PRC as foreign investor or company. Therefore, there is no requirement of licenses, consents, authorizations, sanctions, permissions, declarations, approvals, orders, registrations, clearances, annual inspections, waivers, qualifications, certificates and permits from any national, provincial or local government agency, body or any other regulator in the PRC, or restrictions or regulations, under PRC laws on the industry of website design and building in which Xunna belongs to.

Under PRC company laws, for foreign investor or company to do business in the PRC, there are four categories of organizations to choose: wholly foreign owned enterprise, Sino-foreign joint enterprise, Sino-foreign cooperative enterprise, and resident office. For the first three categories, it is legal entity separately under the PRC laws and for its incorporation or formation, certain requirements have to be met such as minimum registered capital. For resident office, it is procedural paper filing requirement. As long as foreign company files paperwork with administration of industry and commerce per the instruction, it will be set for resident office to be set up in term of legal requirements under the PRC laws.

According to the Regulations on Administration of Registration of Resident Offices of Foreign Enterprises (“ROFE”), Xunna may provide service to clients in the PRC through its resident office’s promotion and liaison in the PRC without incorporating legal entity or branch in the PRC. Legally, The Company’s clients will be identified in the PRC through resident office, Xunna, as foreign entity, will sign service contracts such as website design and building service contract with clients in the PRC and provide service in the US or outsource service somewhere to clients in the PRC. Clients in the PRC will directly pay Xunna in Xunna's US bank account rather than pay to its resident office.

According to Notice of Direct Registration for Resident Office of Foreign Enterprises in Certain Areas, “Except for special industries, foreign enterprises’ resident offices will be registered directly with Administration of Industry and Commerce without approval.”

As either Xunna or its resident office is not legal entity in the PRC, there is no material adverse effect on the general affairs, management, condition (financial or otherwise), results of operations, shareholder equity or business prospects of the Company in the PRC no matter investors for Xunna are domestic or foreign in the PRC.

Income Tax on Foreign Investment Enterprises

Xunna is subject to income tax at a rate of 25.0% of their taxable income according to the Enterprise Income Tax Law and its Implementation Rules of People’s Republic of China.

Before the implementation of the Enterprise Income Tax (“EIT”) law (as discussed below), Foreign Invested Enterprises established in the People’s Republic of China are generally subject to an EIT rate of 33.0%, which includes a 30.0% state income tax and a 3.0% local income tax. On March 16, 2007, the National People’s Congress of China passed the new Corporate Income Tax Law (“CIT Law”), and on November 28, 2007, the State Council of China passed the Implementation Rules for the CIT Law (“Implementation Rules”) which took effect on January 1, 2008. The CIT Law and Implementation Rules impose a unified EIT of 25.0% on all domestic-invested enterprises and foreign invested enterprises (“FIEs”), unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the old tax laws applicable to FIEs, and its associated preferential tax treatments, beginning January 1, 2008.

Value-added Tax

The new Interim Regulations of the People’s Republic of China on Value-added Tax promulgated by the State Council came into effect on January 1, 2009 and its Implementation Rules promulgated by the Treasury Department of China came into effect on January 1, 2009. Under these regulation and rules, value-added tax is imposed on goods sold in or imported into the PRC and on processing, repair and replacement services provided within the PRC.

Value-added tax payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided but excluding, in respect to both goods and services, any amount paid in respect of value-added tax included in the price or charges, and less any deductible value-added tax already paid by the taxpayer on purchases of goods and service in the same financial year.

Business Tax

The new Interim Regulations on Business Tax of the People’s Republic of China promulgated by the State Council came into effect on January 1, 2009, providing that the business tax rate for a business that provides services, assigns intangible assets or sells immovable property will range from 3% to 5% of the charges of the services provided, intangible assets assigned or immovable property sold, as the case may be except that the entertainment industry shall pay a business tax at a rate ranging from 5% to 20% of the charges of the services provided.

RESEARCH AND DEVELOPMENT ACTIVITIES
The Company currently has no research and development activities

ENVIRONMENTAL LAWS
Company operations currently have no material effect on the environment.

EMPLOYEES AND EMPLOYMENT AGREEMENTS
Other than our officer and director, we have no full time employees. Assuming financing can be obtained, management expects to hire additional staff and employees as necessary as our business plan requires.

Item 2 DESCRIPTION OF PROPERTY
The Company currently uses office space donated by XIANGYING MENG, President of the company at no cost to Xunna

Item 3 LEGAL PROCEEDINGS
There are no lawsuits filed or pending against the Company by others, and no lawsuits filed or pending against others by the Company. There are no contingencies, sureties or guaranties in existence.

Item 4. (Removed and Reserved)
PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

As of September 4, 2012, the Company has a total of 36 shareholders. Our common stock is listed for quotation on the Over-the-Counter Bulletin Board under the symbol XUNA.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

Currently, we have 36 holders of record of our common stock.

Stock Option Grants

To date, we have not granted any stock options.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business, or;
2.
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

STOCK ISSUED FOR CASH

Our Security holders acquired their total 680,000 common shares by a purchase exempt from registration under Regulation S of the 1933 Act on April 5th, 2011 for a price of $.01 per common share.

We relied upon Regulation S of the Securities Act of 1933, as amended for the above issuances to non US citizens or residents.

We believed that Regulation S was available because:
●	None of these issuances involved underwriters, underwriting discounts or commissions;
●	We placed Regulation S required restrictive legends on all certificates issued;
●	No offers or sales of stock under the Regulation S offering were made to persons in the United States;
●	No direct selling efforts of the Regulation S offering were made in the United States.

In connection with the above transactions, although some of the investors may have also been accredited, we provided the following to all investors:
●	Access to all our books and records.
●	Access to all material contracts and documents relating to our operations.
●	The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

Prospective investors were invited to review at our offices at any reasonable hour, after reasonable advance notice, any materials available to us concerning our business. Prospective Investors were also invited to visit our offices.

Securities Authorized for Issuance under Equity Compensation Plans

We did not issue any securities under any equity compensation plan as of June 30, 2012.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result Of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

OVERVIEW/BUSINESS OF ISSUER/ PLAN OF OPERATION

We were  incorporated on March 22, 2011 in the State of Nevada and we have no subsidiaries. We have not begun operations and we have not generated any revenue.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve (12) months. Our auditors’ opinion is based on the uncertainty of our ability to establish profitable operations. The opinion results from the fact that we have not generated any revenues. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our Company. We must raise cash to implement our project and begin our operations.

We have no plans to change our planned business activities or to combine with another business, and we are not aware of any events or circumstances that might cause these plans to change. We have not begun operations but will begin operations when this offering is effective and initial funds are being raised. Our prospects for profitability are not favorable if you consider numerous Internet-based companies have failed to achieve profits.

We have not conducted any market research into the likelihood of success of our operations or the acceptance of our products or services by the public.

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2012 AND JUNE 30, 2011 AND FROM INCEPTION TO JUNE 30, 2012

The Company has incurred losses in the years ended June 30, 2012 and 2011 in the amounts of $30,115 and $15,415, respectively, and losses since inception of $45,530 as of June 30, 2012. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

LIQUIDITY

We have cash assets at June 30, 2012 of $2,068. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations. We have secured no sources of loans. We had no revenues during the year ended June 30, 2012.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $45,530 as of June 30, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

Management anticipates that we will be dependent, for the near future, on additional investment capital to fund operating expenses. We intend to position the company so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that we will be successful in this or any of our endeavors or become financially viable and continue as a going concern.

Off Balance Sheet Arrangements
As of June 30, 2012, there were no off balance sheet arrangements.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk
A smaller reporting company is not required to disclose this item.

Item 8. Financial Statements and Supplementary Data

XUNNA INFORMATION TECHNOLOGY INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

AND

FOR THE PERIOD FROM MARCH 22, 2011 (INCEPTION)

THROUGH JUNE 30, 2012

XUNNA INFORMATION TECHNOLOGY INC.
(A Development Stage Company)
Financial Statements
June 30, 2012 and 2011
And For The Period From March 22, 2011 (Inception) Through June 30, 2012

Table of Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Xunna Information Technology Inc.

 (A Development Stage Company)

We have audited the accompanying balance sheets of Xunna Information Technology Inc. (a Nevada corporation in the development stage) (the “Company”) as of June 30, 2012 and 2011, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended and the period from March 22, 2011 (Date of inception) to June 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xunna Information Technology Inc. as of June 30, 2012 and 2011, and the results of their operations and cash flows for the period from March 22, 2011 (date of inception) to June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

Parsippany, New Jersey

September 4, 2012

XUNNA INFORMATION TECHNOLOGY INC.
(A Development Stage Company)

Balance Sheets

	June 30,	June 30,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$2,068	$27,445

Total current assets	2,068	27,445

Total Assets	$2,068	$27,445

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accrued expenses	$4,148	$2,860

Total current liabilities	4,148	2,860

Total liabilities	4,148	2,860

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized;
no shares issued and outstanding at June 30, 2012	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized;
13,000,000 shares issued and outstanding at June 30, 2012	13,000	13,000
Stock subscription receivable	(6,750)	(9,000)
Additional paid-in capital	36,000	36,000
Deficit accumulated during development stage	(44,330)	(15,415)

Total stockholders’ equity (deficit)	(2,080)	24,585

Total liabilities and stockholders’ equity (deficit)	$2,068	$27,445

The accompanying notes are an integral part of these financial statements.

XUNNA INFORMATION TECHNOLOGY INC.
(A Development Stage Company)

Statements of Operations

	For the Years Ended June 30,		Cumulative Since Inception at
	2012	2011	March 22, 2011

Revenue	$-	$-	$-

Operating expenses
General and administrative expenses	30,115	15,415	45,530
Total operating expenses	30,115	15,415	45,530

Loss from operations	(30,115)	(15,415)	(45,530)

Other income
Interest income	1,200	-	1,200
Total other income	1,200	-	1,200

Loss before provision for income taxes	(28,915)	(15,415)	(44,330)

Provision for income taxes	-	-	-

Net loss	$(28,915)	$(15,415)	$(44,330)

Loss per common share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding
Basic	13,000,000	13,000,000
Diluted	13,000,000	13,000,000

The accompanying notes are an integral part of these financial statements.

XUNNA INFORMATION TECHNOLOGY INC.
(A Development Stage Company)

Statements of Changes in Stockholders’ Equity (Deficit)

	Common Stock		Preferred Stock		Additional Paid-in	Deficit Accumulated During Development	Stock Subscription	Total Stockholders’ Equity
	Shares	Value	Shares	Value	Capital	Stage	receivable	(Deficit)

Balance at the date of inception on March 22, 2011	-	$-	-	$-	$-	$-	$-	$-

Issuance of common stock	9,000,000	9,000	-	-	-	-	(9,000)	-

Issuance of common stock	4,000,000	4,000	-	-	36,000	-	-	40,000

Net loss	-	-	-	-	-	(15,415)	-	(15,415)

Balance at June 30, 2011	13,000,000	$13,000	-	$-	$36,000	$(15,415)	$(9,000)	$24,585

Net loss	-	-	-	-	-	(28,915)	2,250	(26,665)

Balance at June 30, 2012	13,000,000	$13,000	-	$-	$36,000	$(44,330)	$(6,750)	$(2,080)

The accompanying notes are an integral part of these financial statements.

XUNNA INFORMATION TECHNOLOGY INC.
(A Development Stage Company)

Statements of Cash Flows

	For the Years Ended June 30,		Cumulative Since Inception at
	2012	2011	March 22, 2011

Cash flows from operating activities:
Net loss	$(28,915)	$(15,415)	$(44,330)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Share-based payment	2,250	-	2,250
Changes in current assets and current liabilities:
Accrued expenses	1,288	2,860	4,148
Total adjustments	3,538	2,860	6,398

Net cash used in operating activities	(25,377)	(12,555)	(37,932)

Cash flows from financing activities:
Capital contributions	-	40,000	40,000

Net cash provided by financing activities	-	40,000	40,000

Net increase (decrease) in cash and cash equivalents	(25,377)	27,445	2,068

Cash and cash equivalents - beginning	27,445	-	-

Cash and cash equivalents - ending	$2,068	$27,445	$2,068

The accompanying notes are an integral part of these financial statements.

XUNNA INFORMATION TECHNOLOGY INC.
(A Development Stage Company)
Notes to Financial Statements

Note 1 - Organization And Nature of Business

Xunna Information technology Inc. (the “Company”) was incorporated in the state of Nevada on March 22, 2011, with an authorized capital of 75,000,000 shares of common stock, par value of $0.001 per share, and 10,000,000 preferred stock, par value of $0.001 per share. The Company plans to provide small-size enterprises with internet building services, including website development and design, market analysis and general commercial services such as business planning and accounting support for start-up internet companies in the People's Republic of China ("PRC"). The Company has selected June 30 as its fiscal year end.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America.

In preparing the accompanying audited financial statements, we evaluated the period from June 30, 2012 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

Development Stage Company

The Company is currently a development stage enterprise reporting under the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. Those standards require the Company to disclose its activities since the date of inception.

Cash Equivalents

In accordance with FASB ASC Topic 230-10-50-6, “Statement of Cash Flows”, the Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.

Deferred Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740 which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In Addition, FASB ASC 740 requires recognition of future tax benefits, such as carryforwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

Fair Value Of Financial Instruments

The Company adopted the guidance of FASB ASC 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

XUNNA INFORMATION TECHNOLOGY INC.
(A Development Stage Company)
Notes to Financial Statements

Note 2 - Summary of Significant Accounting Policies (continued)

Fair Value Of Financial Instruments (continued)

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash and accrued expenses approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with the accounting guidance.

Use Of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

In January 2010, the FASB expanded the disclosure requirements for fair value measurements relating to the transfers in and out of Level 2 measurements and amended the disclosure for the Level 3 activity reconciliation to be presented on a gross basis. In addition, valuation techniques and inputs should be disclosed for both Levels 2 and 3 recurring and nonrecurring measurements. The new requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the Level 3 activity reconciliation which are effective for fiscal years beginning after December 15, 2010. The Company adopted the new disclosure requirements on January 1, 2010 except for the disclosure related to the Level 3 reconciliation, which was adopted on January 1, 2011. The adoption will not have an impact on the Company’s financial condition, results of operations or cash flows.

Note 3 – Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not established any source of revenue to cover its operating costs. If the Company is unable to obtain revenue producing contracts or financing, or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. However, Mr. Meng has promised orally to lend money to the Company if there is no enough cash to cover operating losses.

XUNNA INFORMATION TECHNOLOGY INC.
(A Development Stage Company)
Notes to Financial Statements

Note 4 – Stock Authorization and Issuance

According to Articles of Incorporation of Xunna Information Technology INC., the Company is authorized to issue two classes of shares to be designated as preferred stock and common stock, respectively. The total number of shares of stock which the Company shall have authority to issue is 85,000,000 which shall consist of (1) 75,000,000 shares of common stock, par value $0.001 per share, and (2) 10,000,000 shares of blank check preferred stock, par value $0.001 per share. As of June 30, 2012, 13,000,000 shares of common stock were issued and outstanding.

Note 5 – Share-based Payment

On March 22, 2011, the Company granted to certain employee 9,000,000 restricted shares of common stock. One-fourth of the total number of shares shall vest on the first anniversary of the grant date, an additional one-fourth of the restricted stock on the second anniversary of the grant date and the remaining shares shall vest on the third anniversary of the grant date.

Accordingly, an aggregate of $2,250 share based payment was recognized under general and administrative expenses in the income statement for the fiscal year ended June 30, 2012.

Note 6 – Loss Per Share

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

	For the year Ended June 30,
	2012	2011

Net loss	$(28,915)	$(15,415)

Weighted average common shares	13,000,000	13,000,000
(denominator for basic earnings (loss) per share)

Effect of dilutive securities:	-	-

Weighted average common shares	13,000,000	13,000,000
(denominator for diluted earnings (loss) per share)

Basic loss per share	$(0.00)	$(0.00)
Diluted loss per share	$(0.00)	$(0.00)

XUNNA INFORMATION TECHNOLOGY INC.
(A Development Stage Company)
Notes to Financial Statements

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is a brief description of the background and business experience of our current executive officers and directors.

OFFICERS AND KEY PERSONNEL OF THE COMPANY

The address of each executive officer and director is c/o:	XUNNA INFORMATION TECHNOLOGY
4790 Caughlin Pkwy, Ste 387 Reno, NV 89519

XUNNA INFORMATION TECHNOLOGY INC.
(A Development Stage Company)
Notes to Financial Statements

XIANGYING MENG - Founder, Chairman and CEO (Director, Age: 38)

Mr. Hsiao is 38 years old and has an MBA in economics from Tamkang University. Since 2002 till the present Mr. Hsiao has been overseeing the many functions of Jing-Hua China Investment Consultants. The firm assists Taiwan enterprises grow and invest in China. Their web site and Company information can be found at www.jing-hua.com. Mr. Hsiao will be providing an English version of this web site in the near future.

LIFANG ZHANG - is 37 years old and owns a MBA degree.  Ms. Zhang has served as financial chief for Liaoning Jiaxing Investment Co., Ltd. since 2006.  She worked on some management positions since 1997.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.
Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

XUNNA INFORMATION TECHNOLOGY INC.
(A Development Stage Company)
Notes to Financial Statements

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director at the address appearing on the first page of this annual report.

Code of Ethics

We have not adopted a Code of Ethics that applies our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of change of ownership of our common stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

We intend to ensure to the best of our ability that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners are complied with in a timely fashion.

EXECUTIVE COMPENSATION
We do not currently compensate our Officers and Directors, as outlined in this document. We do not currently offer benefits, such as health or life insurance.

SUMMARY COMPENSATION
At this time there is no compensation being offered to any of the Officers/Directors

STOCK AND OPTION AWARDS
There have been no stock options or awards other than the original “founders” stock, which was issued for services to the founders.

DIRECTORS’ COMPENSATION
Directors are not compensated.

EMPLOYMENT CONTRACTS AND OFFICERS’ COMPENSATION
There are no employment agreements

INCENTIVE STOCK OPTION PLAN AND INCENTIVE STOCK OPTION AGREEMENT
None at this time

LONG-TERM INCENTIVE PLAN (“LTIP”) AWARDS
None at this time

XUNNA INFORMATION TECHNOLOGY INC.
(A Development Stage Company)
Notes to Financial Statements

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to Xunna to own more than 5% of the outstanding common stock as of June 30, 2012 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of class	Name and address of beneficial owner*	Amount of beneficial ownership	Percent of class
Common Stock Common Stock	Xiangying Meng Haiying Yu	9,000,000 shares 3,320,000 shares	69.2% 25.5%

The percent of class is based on 13,000,000 shares of common stock issued and outstanding as of June 30, 2012. Xiangying Meng, officer and director was issued 9,000,000 common shares of founder’s shares in March, 2011.

Haiying Yu purchased 3,320,000 common shares @ $.01 = $33,200 on April 5, 2011. Haiying Yu is a shareholder and considered an affiliate.

* c/o Xunna Information Technology
2 Fufeng Rd
Xinghuo Sci-Tech Building, Floor 26
Fengtai District, Beijing, PRC
Tel: 011 86 10 63710499
Xunna@xunna.com

(1) As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).

(2) Assumes the sale of the maximum amount of this offering (the Company shares of common stock) by the Company.

(3) The aggregate amount of shares to be issued by the Company and outstanding after the offering is 13,000,000

Narrative Disclosure to Summary Compensation Table

Although we do not currently compensate our officers, we reserve the right to provide compensation at some time in the future. Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further business purposes.

Item 13. Certain Relationships and Related Transactions, and Director Independence

None

XUNNA INFORMATION TECHNOLOGY INC.
(A Development Stage Company)
Notes to Financial Statements

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s annual financial statements and quarterly financial statement reviews for the periods ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2012	$5,700	$0	$0	$0
2011	$5,700	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules
(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8).

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to the Registration Statement on Form S-1 filed on August 8, 2011.

XUNNA INFORMATION TECHNOLOGY INC.
(A Development Stage Company)
Notes to Financial Statements
SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, in the City of Reno, State of Nevada on September 4, 2012

XUNNA INFORMATION TECHNOLOGY
(Registrant)

By: /s/ XIANGYING MENG	September 4, 2012
CEO, President and Principle Executive Officer

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates indicated.

By: /s/ XIANGYING MENG	September 4, 2012
CEO

By: /s/ XIANGYING MENG	September 4, 2012
President

By: /s/ XIANGYING MENG	September 4, 2012
Principle Executive Officer

By: /s/ LIFANG ZHANG	September 4, 2012
CFO

By: /s/ LIFANG ZHANG	September 4, 2012
Principle Accounting Officer