Form 10-Q
period 2012-09-30
XUNNA INFORMATION TECHNOLOGY INC.
filed 2012-11-13
CIK 1516580

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,000,000 common shares issued and outstanding as of November 6, 2012.

PART I

ITEM 1.  FINANCIAL STATEMENTS

XUNNA INFORMATION TECHNOLOGY INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

 (UNAUDITED)

XUNNA INFORMATION TECHNOLOGY INC.
(A Development Stage Company)
Financial Statements
September 30, 2012 and 2011

Patrizio & Zhao, LLC
Certified Public Accountants and Consultants	322 Route 46 West
Member of	Parsippany, NJ 07054 Tel: (973) 882-8810 Fax: (973) 882-0788 www.pzcpa.com
Alliance of worldwide accounting firms

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Xunna Information Technology Inc.
 (A Development Stage Company)

We have reviewed the accompanying balance sheet of Xunna Information Technology Inc. (a Nevada corporation in the development stage) (the “Company”) as of September 30, 2012 and 2011, and the related statements of operations for the three months ended September 30, 2012 and 2011 and the period from March 22, 2011 (date of inception) to September 30, 2012, and cash flows for the three months ended September 30, 2012 and 2011 and the period from March 22, 2011 (date of inception) to September 30, 2012. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Xunna Information Technology, Inc. as of June 30, 2012, and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated September 24, 2012, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2012, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

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

/s/ Patrizio & Zhao, LLC
Parsippany, New Jersey
November 8, 2012

XUNNA INFORMATION TECHNOLOGY INC.
(A Development Stage Company)

Balance Sheets

	September 30,	June 30,
	2012	2012
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$1,323	$2,068

Total current assets	1,323	2,068

Total Assets	$1,323	$2,068

Liabilities and stockholders’ deficit

Current liabilities:
Accrued expenses	$2,100	$4,148
Due to Shareholder	4,000	-

Total current liabilities	6,100	4,148

Total liabilities	6,100	4,148

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized;
no shares issued and outstanding at September 30, 2012, and June 30, 2012, respectively	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized;
13,000,000 shares issued and outstanding at September 30, 2012, and June 30,2012, respectively	13,000	13,000
Stock subscription receivable	(6,750)	(6,750)
Additional paid-in capital	36,000	36,000
Deficit accumulated during development stage	(47,027)	(44,330)

Total stockholders’ deficit	(4,777)	(2,080)

Total liabilities and stockholders’ deficit	$1,323	$2,068

The accompanying notes are an integral part of these financial statements.

XUNNA INFORMATION TECHNOLOGY INC.
(A Development Stage Company)

Statements of Operations
(Unaudited)

	For the Three Months Ended		Cumulative
	September 30,		Since Inception at
	2012	2011	March 22, 2011

Revenue	$-	$-	$-

Operating expenses
General and administrative expenses	2,697	2,385	48,227
Total operating expenses	2,697	2,385	48,227

Loss from operations	(2,697)	(2,385)	(48,227)

Other income
Interest income	-	-	1,200
Total other income	-	-	1,200

Loss before provision for income taxes	(2,697)	(2,385)	(47,027)

Provision for income taxes	-	-	-

Net loss	($2,697)	($2,385)	($47,027)

Loss per common share
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Weighted average number of common
shares outstanding
Basic	13,000,000	13,000,000
Diluted	13,000,000	13,000,000

The accompanying notes are an integral part of these financial statements.

XUNNA INFORMATION TECHNOLOGY INC.
(A Development Stage Company)

Statements of Cash Flows
(Unaudited)

	For the Three Months Ended		Cumulative
	September 30,		Since Inception at
	2012	2011	March 22, 2011

Cash flows from operating activities:
Net loss	($2,697)	($2,385)	($47,027)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Share-based payment	-	-	2,250
Changes in current assets and current liabilities:
Due from unrelated party	-	(20,000)	-
Accrued expenses	(2,048)	(2,360)	2,100
Total adjustments	(2,048)	(22,360)	4,350

Net cash used in operating activities	(4,745)	(24,745)	(42,677)

Cash flows from financing activities:
Due to Shareholders	4,000	-	4,000
Capital contributions	-	-	40,000

Net cash provided by financing activities	4,000	-	44,000

Net increase (decrease) in cash and cash equivalents	(745)	(24,745)	1,323

Cash and cash equivalents - beginning	2,068	27,445	-

Cash and cash equivalents - ending	$1,323	$2,700	$1,323

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

In preparing the accompanying audited financial statements, we evaluated the period from September 30, 2012 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

Interim Financial Statements

These interim financial statements should be read in conjunction with the audited financial statements for the period from March 22, 2011 (date of inception) through June 30, 2012, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the period from March 22, 2011 (date of inception) through June 30, 2012.

Development Stage Company

The Company is currently a development stage enterprise reporting under the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. Those standards require the Company to disclose its activities since the date of inception.

Note 3 – Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not established any source of revenue to cover its operating costs. If the Company is unable to obtain revenue producing contracts or financing, or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. However, Xiangying Meng, the CEO and President, has agreed to lend money to the Company whenever funds are needed to cover operating losses.

XUNNA INFORMATION TECHNOLOGY INC.
(A Development Stage Company)
Notes to Financial Statements

Note 4 – Stock Authorization and Issuance

According to Articles of Incorporation of Xunna Information Technology INC., the Company is authorized to issue two classes of shares to be designated as preferred stock and common stock, respectively. The total number of shares of stock which the Company shall have authority to issue is 85,000,000 which shall consist of (1) 75,000,000 shares of common stock, par value $0.001 per share, and (2) 10,000,000 shares of blank check preferred stock, par value $0.001 per share. As of September 30, 2012, 13,000,000 shares of common stock were issued and outstanding.

Note 5 – Due To Shareholder

During July 2012, certain shareholder made $4,000 non-interest bearing loan to the Company to cover its operating loss.

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

	For the Three Months Ended September 30,
	2012	2011

Net loss	$(2,697)	$(2,385)

Weighted average common shares	13,000,000	13,000,000
(denominator for basic earnings (loss) per share)

Effect of dilutive securities:	-	-

Weighted average common shares	13,000,000	13,000,000
(denominator for diluted earnings (loss) per share)

Basic loss per share	$(0.00)	$(0.00)
Diluted loss per share	$(0.00)	$(0.00)

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

As of September 30, 2012, Xunna has raised $40,000 through the sale of common stock. This sale was a purchase of 4,000,000 common shares @ $.01 As of this date, we have not yet generated or realized any revenues from our business operations. The financial information summarizes the more complete historical financial information as indicated on the audited financial statements of Xunna filed with this prospectus.

WHERE YOU CAN FIND US

Our offices are located at:
Xunna Information Technology Inc.
2 Fufeng Rd
Xinghuo Sci-Tech Building, Floor 26
Fengtai District, Beijing, PRC
Tel: 011 86 10 63710499
Xunna@xunna.com

XUNNA INFORMATION TECHNOLOGY INC

For Service
United States
4790 Caughlin Pkwy, Ste 387
Reno, NV 89519
775-851-7397

Results of Operations for the three months ended September 30, 2012.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.
Operating Expenses

Operating expenses during the three months ended September 30,2012 totaled $2,697 as compared to operating expenses totaling $48,027 March 22, 2011 (inception) to September 30, 2012. The increase in 2012 as compared to 2011 resulted primarily from professional fees incurred related to our public company filing obligations

Net Loss

Net loss for the three months ended was $2,697.  The increase in the net loss is primarily due to an increase in general and administrative expenses and professional fees.

Liquidity and Capital Resources

As of September 30, 2012, we had working capital of $1,323

Operating expenses during the three months ended September 30, 2012 totaled $2,697 as compared to operating expenses totaling $48,027 March 22, 2011 (inception) to September 30, 2012. The increase in 2012 as compared to 2011 resulted primarily from professional fees incurred related to our public company filing obligations

Net cash provided by financing activities during the three months ended September 30, 2012 was 0

No shares were sold and no warrants were exercised during the three months ended September 30, 2021.

We have not yet recognized revenues from our operations. As a result, our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures.

We have current assets, including cash of $1,323. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations. We have secured no sources of loans. We had negative cash flow from operations and no revenues during the year ended December 31, 2011 and the nine months ended as of September 30, 2012

SHORT TERM

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

Recently Issued Accounting Standards

On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. The Codification eliminates the previous US GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. However, rules and interpretive releases of the Securities Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification was effective for interim and annual periods ending after September 15, 2009. The Company adopted the Codification for the year ended December 31, 2009.  There was no impact to the consolidated financial results as this change is disclosure-only in nature. The adoption of SFAS 165 (ASC 855-10) during the quarter ended September 30, 2009 did not have a significant effect on the Company’s financial statements as of that date or through the quarter ended September 30, 2012.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  REMOVED AND RESERVED.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

31	Rule 13a-14(a)/15d-14(a) Principal Executive Officer Certification and Principal Financial Officer Certification

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

Signature	Title	Date

/s/ Xiangying Meng	Chairman, President, CEO and CFO, Principal Executive Officer and Principal Accounting Officer	November 6, 2012