Form 10-Q
period 2012-12-31
XUNNA INFORMATION TECHNOLOGY INC.
filed 2013-01-28
CIK 1516580

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2012

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

PART I

ITEM 1.  FINANCIAL STATEMENTS

XUNNA INFORMATION TECHNOLOGY INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

 (UNAUDITED)

XUNNA INFORMATION TECHNOLOGY INC.
(A Development Stage Company)
Financial Statements
December 31, 2012 and 2011

Patrizio & Zhao, LLC

Certified Public Accountants and Consultants	322 Route 46 West
Parsippany, NJ 07054
Member of	Tel: (973) 882-8810

Fax: (973) 882-0788

Alliance of worldwide accounting firms	www.pzcpa.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Xunna Information Technology Inc.
(A Development Stage Company)

We have reviewed the accompanying balance sheet of Xunna Information Technology Inc. (a Nevada corporation in the development stage) (the “Company”) as of December 31, 2012, and the related statements of operations for the three months and six months ended December 31, 2012 and 2011 and the period from March 22, 2011 (date of inception) to December 31, 2012, and cash flows for the six months ended December 31, 2012 and 2011 and the period from March 22, 2011 (date of inception) to December 31, 2012. These interim financial statements are the responsibility of the Company's management.

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

Parsippany, New Jersey
January 22, 2013

XUNNA INFORMATION TECHNOLOGY INC.
(A Development Stage Company)

Balance Sheets

	December 31,	June 30,
	2012	2012
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$3,997	$2,068

Total current assets	3,997	2,068

Total Assets	$3,997	$2,068

Liabilities and stockholders’ deficit

Current liabilities:
Accrued expenses	$2,600	$4,148
Due to Shareholder	11,800	-

Total current liabilities	14,400	4,148

Total liabilities	14,400	4,148

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2012, and June 30, 2012, respectively	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized; 13,000,000 shares issued and outstanding at December 31, 2012, and June 30, 2012, respectively	13,000	13,000
Stock subscription receivable	(6,750)	(6,750)
Additional paid-in capital	36,000	36,000
Deficit accumulated during development stage	(52,653)	(44,330)

Total stockholders’ deficit	(10,403)	(2,080)

Total liabilities and stockholders’ deficit	$3,997	$2,068

The accompanying notes are an integral part of these financial statements.

XUNNA INFORMATION TECHNOLOGY INC.
(A Development Stage Company)

Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended		Cumulative Since
	December 31,		December 31,		Inception at
	2012	2011	2012	2011	March 22, 2011

Revenue	$-	$-	$-	$-	$-

Operating expenses
General and administrative expenses	5,625	18,600	8,323	20,985	53,853
Total operating expenses	5,625	18,600	8,323	20,985	53,853

Loss from operations	(5,625)	(18,600)	(8,323)	(20,985)	(53,853)

Other income
Interest income	-	1,200	-	1,200	1,200
Total other income	-	1,200	-	1,200	1,200

Loss before provision forincome taxes	(5,625)	(17,400)	(8,323)	(19,785)	(52,653)

Provision for income taxes	-	-	-	-	-

Net loss	$(5,625)	$(17,400)	$(8,323)	$(19,785)	$(52,653)

Loss per common share
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number ofcommon shares outstanding
Basic	13,000,000	13,000,000	13,000,000	13,000,000
Diluted	13,000,000	13,000,000	13,000,000	13,000,000

The accompanying notes are an integral part of these financial statements.

XUNNA INFORMATION TECHNOLOGY INC.
(A Development Stage Company)

Statements of Cash Flows
(Unaudited)

	For the Six Months Ended		Cumulative Since
	December 31,		Inception at
	2012	2011	March 22, 2011

Cash flows from operating activities:
Net loss	$(8,323)	$(19,785)	$(52,653)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based payment	-	-	2,250
Changes in current assets and current liabilities:
Due from unrelated party	-	-	-
Accrued expenses	(1,548)	(2,360)	2,600
Total adjustments	(1,548)	(2,360)	4,850

Net cash used in operating activities	(9,871)	(22,145)	(47,803)

Cash flows from financing activities:
Due to Shareholder	11,800	-	11,800
Capital contributions	-	-	40,000

Net cash provided by financing activities	11,800	-	51,800

Net increase (decrease) in cash and cash equivalents	1,929	(22,145)	3,997

Cash and cash equivalents - beginning	2,068	27,445	-

Cash and cash equivalents - ending	$3,997	$5,300	$3,997

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

In preparing the accompanying interim financial statements, we evaluated the period from December 31, 2012 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

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

XUNNA INFORMATION TECHNOLOGY INC.
(A Development Stage Company)
Notes to Financial Statements

Note 4 – Stock Authorization and Issuance

According to the Articles of Incorporation of Xunna Information Technology Inc., the Company is authorized to issue two classes of shares to be designated as preferred stock and common stock, respectively. The total number of shares of stock which the Company shall have the authority to issue is 85,000,000 which will consist of (1) 75,000,000 shares of common stock, par value $0.001 per share, and (2) 10,000,000 shares of blank check preferred stock, par value $0.001 per share. As of December 31, 2012, 13,000,000 shares of common stock were issued and outstanding.

Note 5 – Due To Shareholder

The shareholder made certain loans to the Company to cover its operating expenses as needed. These loans are non-interest bearing and payable upon demand. As of December 31, 2012, the balance due to the shareholder was $11,800.

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

	For the Three Months Ended December 31,
	2012	2011

Net loss	$(5,625)	$(17,400)

Weighted average common shares	13,000,000	13,000,000
(denominator for basic earnings (loss) per share)

Effect of dilutive securities:	-	-

Weighted average common shares	13,000,000	13,000,000
(denominator for diluted earnings (loss) per share)

Basic loss per share	$(0.00)	$(0.00)
Diluted loss per share	$(0.00)	$(0.00)

	For the Six Months Ended December 31,
	2012	2011

Net loss	$(8,323)	$(19,785)

Weighted average common shares	13,000,000	13,000,000
(denominator for basic earnings (loss) per share)

Effect of dilutive securities:	-	-

Weighted average common shares	13,000,000	13,000,000
(denominator for diluted earnings (loss) per share)

Basic loss per share	$(0.00)	$(0.00)
Diluted loss per share	$(0.00)	$(0.00)

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

As of December 31, 2012, Xunna has raised $40,000 through the sale of common stock. This sale was a purchase of 4,000,000 common shares @ $.01

As of this date, we have not yet generated or realized any revenues from our business operations. The following financial information summarizes the more complete historical financial information as indicated on the audited financial statements of Xunna filed with this prospectus.

WHERE YOU CAN FIND US

Our offices are located at:
Xunna Information Technology Inc.
2 Fufeng Rd
Xinghuo Sci-Tech Building, Floor 26
Fengtai District, Beijing, PRC
Tel: 011 86 10 63710499
Xunna@xunna.com

XUNNA INFORMATION TECHNOLOGY INC

For Service
United States
4790 Caughlin Pkwy, Ste 387
Reno, NV 89519
775-851-7397

Results of Operations for the three months and six months ended December 31, 2012.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.
Operating Expenses

Operating expenses during the three months and six months ended December 31, 2012 totaled $5,625 and $8,323 as compared to operating expenses totaling $53,853 March 22, 2011 (inception) to December 31, 2012. The increase in 2012 as compared to 2011 resulted primarily from professional fees incurred related to our public company filing obligations

Net Loss

Net loss during the three months and six months ended December 31, 2012 totaled $5,625 and $8,323 as compared to operating expenses totaling $53,853 March 22, 2011 (inception) to December 31, 2012. The increase in 2012 as compared to 2011 resulted primarily from professional fees incurred related to our public company filing obligations for the three months and six months ended was $2,697.  The increase in the net loss is primarily due to an increase in general and administrative expenses and professional fees.

Liquidity and Capital Resources

As of December 31, 2012, we had working capital of $ -10,403

Operating expenses during the three months and six months ended December 31, 2012 totaled $5,625 and $8,323 as compared to operating expenses totaling $53,853 March 22, 2011 (inception) to December 31, 2012. The increase in 2012 as compared to 2011 resulted primarily from professional fees incurred related to our public company filing obligations

Net cash provided by financing activities during the three months and six months ended December 31, 2012 was $7,800 and $ 11,800, respectively

No shares were sold and no warrants were exercised during the three months and six months ended December 31, 2012.

We have not yet recognized revenues from our operations. As a result, our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures.

We have current assets, including cash of $3,997. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations. We have secured no sources of loans. We had negative cash flow from operations and no revenues during the three months and six months ended December 31, 2012

SHORT TERM

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

Signature	Title	Date

/s/ Xiangying Meng	Chairman, President, CEO and CFO,	January 28, 2013
Principal Executive Officer and Principal Accounting Officer