Form 10-Q
period 2013-03-31
XUNNA INFORMATION TECHNOLOGY INC.
filed 2013-07-12
CIK 1516580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

XUNNA INFORMATION TECHNOLOGY INC.

(Exact name of registrant as specified in its charter)

4790 Caughlin Pkwy, Ste 387
Reno, NV 89519
+86 10 63771099
(Company address)

Nevada	45-0963567
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐  No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,000,000 common shares issued and outstanding as of July 8, 2013.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMETNS

XUNNAINFORMATIONTECHNOLOGY, INC.
(A Development Stage Company)

Balance Sheets
(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$34,601	$130,898
Prepaid expenses and other current assets	64,763	68,949
Total current assets	99,364	199,847

Property, plant and equipment, net	49,730	20,717
Security deposit - non-current	49,393	32,102
Total assets	$198,487	$252,666

Liabilities and stockholders' deficit

Current liabilities:
Accrued expenses and other current liabilities	$368,193	$386,304
Unearned revenue	41,251	14,105
Total current liabilities	409,444	400,409

Due to related-party	615,410	415,831

Total liabilities	1,024,854	816,240

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized; 13,000,000 shares issued and outstanding at March 31, 2013 and December 31, 2012	13,000	13,000
Additional paid-in capital	939,018	850,237
Stock subscription receivable	(300,000)	(300,000)
Accumulated other comprehensive loss	(2,759)	(1,374)
Deficit accumulated during development stage	(1,333,394)	(1,018,076)
Total stockholders’ deficit of the Company	(684,135)	(456,213)
Noncontrolling interest	(142,232)	(107,361)
Total stockholders’ deficit	(826,367)	(563,574)
Total liabilities and stockholders’ deficit	$198,487	$252,666

The accompanying notes are an integral part to these financial statements.

XUNNA INFORMATION TECHNOLOGY, INC.
(A Development Stage Company)

ConsolidatedStatement of Comprehensive Loss
(Unaudited)

	Three months ended March 31,		From inception (April 25, 2011) to
	2013	2012	March 31, 2013
Net sales	$5,453	$1,886	$17,310
Cost of sales	17,282	7,748	60,174
Gross loss	(11,829)	(5,862)	(42,864)

Operating expenses
Selling expenses	31,692	1,459	117,115
General and administrative expenses	300,440	49,759	1,302,579
Total operating expenses	332,132	51,218	1,419,694

Loss from operations	(343,961)	(57,080)	(1,462,558)

Other expenses
Interest expenses, net of interest income	(6,115)	(1,185)	(12,812)

Loss before income tax	(350,076)	(58,265)	(1,475,370)
Income tax	-	-	-
Net loss	(350,076)	(58,265)	(1,475,370)

Loss attributable to non-controlling interest	(34,758)	(5,553)	(141,976)
Loss attributable to the Company	(315,318)	(52,712)	(1,333,394)

Other comprehensive loss
Foreign currency translation adjustment	(1,498)	(228)	(3,015)
Comprehensive loss	(316,816)	(52,940)	(1,336,409)

Comprehensive loss attributable to the noncontrolling interest	(113)	(23)	(256)
Comprehensive loss attributable to the Company	$(316,703)	$(52,917)	$(1,336,153)

Loss per share	$(0.03)	$(0.00)

Weighted average common shares outstanding	13,000,000	13,000,000

The accompanying notes are an integral part to these financial statements.

XUNNA INFORMATION TECHNOLOGYINC.
(A Development Stage Company)

Consolidated Statement of Cash Flows
(Unaudited)

	Three months ended March 31,		From inception (April 25, 2011) to
	2013	2012	March 31, 2013

Cash Flows from Operating Activities
Net loss	$(350,076)	$(58,265)	$(1,475,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,500	-	4,750
Imputed interest	6,115	1,185	13,916
Depreciation and amortization	3,905	799	9,089
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,392	(15,459)	(63,241)
Security deposit	(17,158)	-	(48,857)
Accrued expenses and other current liabilities	(18,364)	4,175	75,774
Unearned revenue	27,050	(1,886)	40,840
Net Cash Used in Operating Activities	(341,636)	(69,451)	(1,443,099)

Cash Flows From Investing Activities
Purchase of property plant and equipment	(32,797)	-	(58,212)

Net Cash Used in Investing Activities	(32,797)	-	(58,212)

Cash Flows From Financing Activitive
Proceeds from related-party loans	197,941	29,516	606,837
Capital contribution	80,165	-	924,074

Net Cash Provided by Financing Activities	278,106	29,516	1,530,911

Effect of Exchange Rate Changes on Cash	30	(49)	5,001

Net Increase (Decrease) in Cash	(96,297)	(39,984)	34,601

Cash Beginning of Period	130,898	58,738	-

Cash End of Period	$34,601	$18,754	$34,601

Supplemental Disclosure of Cash Flow Information
Cash Paid during the Period for:
Income tax	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part to these financial statements.

XUNNA INFORMATION TECHNOLOGY INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Organization and Nature of Business

Xunna Information technology Inc. (the “Company”) plans to provide small-size enterprises with internet building services, including website development and design, market analysis and general commercial services such as business planning and accounting support for start-up internet companies in the People's Republic of China ("PRC"). The Company has selected December 31 as its fiscal year end.

Variable Interest Entities

On January 31, 2013, Xunna Network Sci-Tech (Beijing) Co., Ltd. (“Xunna Beijing”) and its stockholders entered into a series of agreements including an Exclusive Technical Service and Business Consulting Agreement, a Call Option Agreement, a Proxy Agreement and a Share Pledge Agreement with Tianjing Xunna Information Technology Consultation Co., Ltd (“Xunna Tianjing” or “WFOE”), and each of the stockholders of Xunna Beijing granted Xunna Tianjing an irrevocable power of attorney to appoint Xunna Tianjing as its attorney-in-fact to exercise all of its rights as equity owner of Xunna Beijing. As a result of these agreements, Xunna Tianjing has the full right to control and administer the financial affairs and daily operations of Xunna Beijing and has the right to manage and control all assets of Xunna Beijing. The equity holders of Xunna Beijing as a group have no right to make any decision about Xunna Beijing’s activities without the consent of Xunna Tianjing. For its technical and business consulting services, Xunna Beijing agrees to pay fees for the services provided by Xunna Tianjing, including 1) RMB2,500 ($402) for fixed service fees and depreciation expenses per month, 2) sale service fees equivalent to 90% of the total annual gross profit of Xunna Beijing and 3) fees for any other technical service and consulting service demanded by Xunna Beijing from time to time and stipulated by additional agreements by Xunna Beijing and Xunna Tianjing.

XUNNA INFORMATION TECHNOLOGY INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

As a result of these agreements, Xunna Tianjing is considered the primary beneficiary of Xunna Beijing, and Xunna Tianjing can consolidate the results of operations of Xunna Beijing, as Xunna Tianjing contractually controls the management of Xunna Beijing and Xunna Beijing granted an irrevocable proxy to Xunna Tianjing or its designee as defined by FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), included in ASC Topic 810, Consolidation, an Interpretation of Accounting Research Bulletin No. 51, which requires certain Variable Interest Entities (“VIE”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Xunna Beijing is considered a VIE of Xunna Tianjing.

The stockholders of Xunna Beijing irrevocably granted Xunna Tianjing a call option, pursuant to which Xunna Tianjing (WOFE) has the right to purchase from the stockholders of Xunna Beijing, all or a portion of, Xunna Beijing’s outstanding shares. When exercising the option, WOFE shall pay each of the stockholder RMB 1; provided, however, if pursuant to PRC laws, the minimum price for such share purchase is different (the “Mandatory Minimum Price”), the exercise price shall be the Mandatory Minimum Price.

The term of the Exclusive Technical Service and Business Consulting Agreement will be effective indefinitely unless terminated by the parties through written consent or subject to the early termination upon the transfer of all the shares of Xunna Beijing transferred to WOFE pursuant to the Call Option Agreement.

Xunna Tianjing is a wholly foreign-owned entity formed under the laws of the PRC on November 15, 2012. It is 100% owned by Xunna Information Technology Limited (“Xunna HK”), a company incorporated and registered in Hong Kong on October 19, 2012. Xunna HK is 100% owned by Xunna Information Technology Ltd (“Xunna BVI”), a company incorporated in British Virgin Islands on October 3, 2012. Xunna BVI is a wholly owned subsidiary of the Company.

(2)	Share exchange agreement

On February 4, 2013, Xunna BVI and its existing two shareholders entered into a share exchange agreement with the Company, pursuant to which the Company exchanged 9,000,000 shares of common stock for all of the outstanding shares of Xunna BVI and a cash payment of $300,000 from Xunna BVI’s two shareholders. As a result of the share exchange, Xunna BVI’s shareholders became the majority owners of Xunna US. For accounting purposes, the transaction is being accounted for as a recapitalization of Xunna BVI because after the share exchange, Xunna BVI’s shareholders will own the majority of the Company’s shares and will exercise significant influence over the operating and financial policies of the consolidated entity, and the Company was a non-operating shell prior to the acquisition. Pursuant to Securities and Exchange Commission (“SEC”) rules, the merger or acquisition of a private operating company into a non-operating public shell with nominal net assets is considered a capital transaction in substance, rather than a business combination. Accordingly, Xunna BVI and its subsidiaries are treated as accounting acquirer for financial reporting purposes, whereas the Company is the legal surviving entity.

XUNNA INFORMATION TECHNOLOGY INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year or any other periods.

The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying financial statements have been translated and presented in United States Dollars (“USD”).

We evaluated the period from March 31, 2013 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

Development Stage Company

The Company is currently a development stage enterprise reporting under the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. Those standards require the Company to report their operations, shareholders equity and cash flows from the date of inception through the reporting date.

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

Impairment of Long-Lived Assets

In accordance with the FASB ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technological or other industrial changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets.

XUNNA INFORMATION TECHNOLOGY INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the reporting period there was no impairment loss.

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

Foreign Currency and Comprehensive Income

The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency; however, the functional currency and the reporting currency of the Company are the United States dollar ("USD"). Assets and liabilities of the Company’s foreign subsidiaries have been translated into USD using the exchange rate at the balance sheet date, while equity accounts are translated using historical exchange rate. The average exchange rate for the period has been used to translate revenues and expenses.  Translation adjustments are reported separately and accumulated in a separate component of equity (cumulative translation adjustment).

Other comprehensive income for the three months ended March 31, 2013 and 2012 represented foreign currency translation adjustments and were included in the consolidated statements of comprehensive income.

There is no guarantee the RMB amounts could have been, or could be, converted into USD at rates used in translation.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Sales are recognized when a formal arrangement exists, which is generally represented by a contract between the Company and the customer; the price is fixed or determinable; no other significant obligations of the Company exist and collectability is reasonably assured. No revenue is recognized if there are significant uncertainties regarding the recovery of the consideration due. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue. The Company generates its revenue by providing public relations services to customers under agreements pursuant to which the customers provide information to the Company in the form of articles, photographs, video or otherwise (the “Content”) which the Company archives on its website.  Other websites register with the Company to have access to the Content for publication on such other websites.  Revenue is recognized by the Company based on a straight-line basis over the term of the agreement with the Company’s customers which is typically one year.

XUNNA INFORMATION TECHNOLOGY INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Cash and Cash Equivalents

In accordance with FASB ASC Topic 230-10-50-6, “Statement of Cash Flows”, the Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. The Company maintain cash with financial institutions in the PRC with are not insured or otherwise protected.

Deferred Income Taxes

Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes. Any tax paid by subsidiaries during the year is recorded. Current tax is based on the profit or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purpose and is calculated using tax rates that have been enacted at the balance sheet date. Deferred income tax liabilities or assets are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and the financial reporting amounts at each period end. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The Company believes the realization of tax benefits from these losses is uncertain, and therefore a 100% deferred tax asset valuation allowance was provided for the three months ended March 31, 2013 and 2012, respectively.

ASC 740 provides guidance for recognizing and measuring uncertain tax positions, and it prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. ASC 740 also provides accounting guidance on derecognizing, classification and disclosure of these uncertain tax positions. The adoption of ASC 740 did not have a material impact on the Company’s consolidated financial statements.

The Company had no material uncertain tax positions for any of the reporting periods presented.

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update No. 2013-02 Comprehensive Income (Topic 220): The objective of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company does not expect the adoption of the provisions in this update will have a significant impact on its consolidated financial statements.

XUNNA INFORMATION TECHNOLOGY INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Note 3 – Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not established any source of revenue to cover its operating costs. If the Company is unable to obtain revenue producing contracts or financing, or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. However, Jiaxing Fu, the Company’s major shareholder, and Xiangying Meng, the CEO and President, have agreed to lend money to the Company whenever funds are needed to cover operating losses.

Note 4 – Accrued expenses

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2013	2012

Payable for stock redemption	$290,723	$290,723
Accrued payroll	52,156	61,195
Accrued professional fees	10,620	14,600
Accrued sales commission	-	5,231
Other	14,694	14,555
	$368,193	$386,304

XUNNA INFORMATION TECHNOLOGY INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 5 - Due to related parties

The Company’s shareholders and officers advanced funds on behalf of the Company to cover certain operating expenses. These payments included expenses of salaries, office utilities, transportation and travel, and other miscellaneous office expenses.  As of March 31, 2013 and December 31, 2012, the amount due to these related parties was $615,410 and 415,831, respectively.  These loans are interest free, unsecured, have no fixed term of repayment. The shareholders and officers have indicated that they will not demand repayment on or before December 31, 2014 and accordingly the amounts have been classified as long-term. Interest was imputed at 5% per annum.

Note 6 – Share-based Payment

On March 22, 2011, the Company granted to Xiangying Meng, the CEO and President, 9,000,000 restricted shares of common stock for service rendered or to be rendered to the company. One-fourth of the total number of shares shall vest on the first anniversary of the grant date, an additional one-fourth of the restricted stock on the second anniversary of the grant date and the remaining shares shall vest on the third anniversary of the grant date. This agreement was cancelled in February 4, 2013. Accordingly, an aggregate of $2,500 share based payment was recognized under general and administrative expenses for the fiscal quarter ended March 31, 2013.

Note 7 – Loss per Share

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

	Three months ended March 31,
	2013	2012
Net loss	$(350,076)	$(58,265)

Weighted average common shares	13,000,000	13,000,000
(denominator for basic earnings (loss) per share)

Effect of dilutive securities:	-	-

Weighted average common shares	13,000,000	13,000,000
(denominator for diluted earnings (loss) per share)

Basic loss per share	$(0.03)	$(0.00)
Diluted loss per share	$(0.03)	$(0.00)

XUNNA INFORMATION TECHNOLOGY INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 8 – Capital Contribution

One of the Company’s stockholders made cash contribution of RMB4,500,000 (approximately $720,000) and RMB500,000 (approximately $80,000)  to Xunna Beijing during the year ended December 31, 2012 and three month ended March 31, 2013, respectively.

Note 9 - Commitment and Contingencies

The Company leases buildings under non-cancelable operating lease agreements. Based on the current rental lease agreements, the future minimum rental payments required for the coming years are as follows:

Years ending March 31:

2014	$251,578
2015	260,559
2016	272,981
2017	280,780
2018	294,820
Years after	416,959
Total	$1,777,677

For the quarters ended March 31, 2013 and 2012, rental expenses were $43,966 and $16,365, respectively.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report includes forward-looking statements. These forward looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "proposed," "intended," or "continue" or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other "forward-looking" information. Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including but not limited to: variability of our revenues and financial performance; risks associated with product development and technological changes; the acceptance our products in the marketplace by existing and potential future customers; general economic conditions. You should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

Overview

(1)	Variable Interest Entities

On January 31, 2013, Xunna Beijing and its stockholders entered into a series of agreements including an Exclusive Technical Service and Business Consulting Agreement, a Call Option Agreement, a Proxy Agreement and a Share Pledge Agreement with Tianjing Xunna Information Technology Consultation Co., Ltd (“Xunna Tianjing” or “WFOE”), and each of the stockholders of Xunna Beijing granted Xunna Tianjing an irrevocable power of attorney to appoint Xunna Tianjing as its attorney-in-fact to exercise all of its rights as equity owner of Xunna Beijing. As a result of these agreements, Xunna Tianjing has the full right to control and administer the financial affairs and daily operations of Xunna Beijing and has the right to manage and control all assets of Xunna Beijing. The equity holders of Xunna Beijing as a group have no right to make any decision about Xunna Beijing’s activities without the consent of Xunna Tianjing. For its technical and business consulting services, Xunna Beijing agrees to pay fees for the services provided by Xunna Tianjing, including 1) RMB2,500 ($402) for fixed service fees and depreciation expenses per month, 2) sale service fees equivalent to 90% of the total annual gross profit of Xunna Beijing and 3) fees for any other technical service and consulting service demanded by Xunna Beijing from time to time and stipulated by additional agreements by Xunna Beijing and Xunna Tianjing.

As a result of these agreements, Xunna Tianjing is considered the primary beneficiary of Xunna Beijing, and Xunna Tianjing can consolidate the results of operations of Xunna Beijing, as Xunna Tianjing contractually controls the management of Xunna Beijing and Xunna Beijing granted an irrevocable proxy to Xunna Tianjing or its designee as defined by FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), included in ASC Topic 810, Consolidation, an Interpretation of Accounting Research Bulletin No. 51, which requires certain Variable Interest Entities (“VIE”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Xunna Beijing is considered a VIE of Xunna Tianjing.

The stockholders of Xunna Beijing irrevocably granted Xunna Tianjing a call option, pursuant to which Xunna Tianjing (WOFE) has the right to purchase from the stockholders of Xunna Beijing, all or a portion of, Xunna Beijing’s outstanding shares. When exercising the option, WOFE shall pay each of the stockholder RMB 1; provided, however, if pursuant to PRC laws, the minimum price for such share purchase is different (the “Mandatory Minimum Price”), the exercise price shall be the Mandatory Minimum Price.

The term of the Exclusive Technical Service and Business Consulting Agreement will be effective indefinitely unless terminated by the parties through written consent or subject to the early termination upon the transfer of all the shares of Xunna Beijing transferred to WOFE pursuant to the Call Option Agreement.

Xunna Tianjing is a wholly foreign-owned entity formed under the laws of the PRC on November 15, 2012. It is 100% owned by Xunna Information Technology Limited (“Xunna HK”), a company incorporated and registered in Hong Kong on October 19, 2012. Xunna HK is 100% owned by Xunna Information Technology Ltd (“Xunna BVI”), a company incorporated in British Virgin Islands on October 3, 2012. Two individuals own 90% and 10% of Xunna BVI and the same individuals own 96.08% and 3.9% of Xunna Beijing.

(2)	Share exchange agreement

On February 4, 2013, Xunna BVI and its existing two shareholders entered into a share exchange agreement with Xunna Information Technology Inc., (“Xunna US”), which was incorporated in the state of Nevada, pursuant to which Xunna US exchanged 9,000,000 shares of Xunna US common stock for all of the outstanding shares of Xunna BVI and a cash payment of $300,000 from Xunna BVI’s two shareholders. As a result of the share exchange, Xunna BVI’s shareholders became the majority owners of Xunna US. The acquisition of Xunna BVI by Xunna US was accounted for as a recapitalization of Xunna BVI as Xunna BVI’s shareholders will be the majority shareholders and have control of the Company and, prior to the acquisition, Xunna US was a non-operating public shell.

(3)	Capital Contribution

Xunna Network Technology (Beijing) Co., Ltd. is a development-stage company which was incorporated in Beijing People’s Republic of China, on April 25, 2011. Xunna Beijing engages in the business of providing certain public relations and marketing services to small to medium size enterprises (i.e., generally those generally having one hundred or fewer employees); it also plans on providing its services to governmental agencies or authorities. Specifically, Xunna Beijing disseminates through the Company’s website information and announcements regarding its customers’ products, services, activities, developments and recent and future events at reasonable cost.

As of April 25, 2011, Xunna Beijing had registered maximum capital of RMB 2.0 million (approximately $317,000). Of that amount, a total of RMB 600,000 (approximately $93,000) was contributed as of December 31, 2011. On June 14, 2012, Xunna Beijing's stockholders transferred all of their interests to two other individuals at the original capital contribution. From June 11, 2012 through March 31, 2013, RMB 5,000,000 (approximately $791,000) was contributed by one of the stockholders. (Xunna Beijing intends to seek regulatory approval for the excess capital contributed by that stockholder.)

Results of Operations

Net sales

Net sales for the three months ended March 31, 2013 and 2012 were $5,453 and $1,886, respectively; representing an increase of $3,567 or 189%. The increase in sales was primarily a result of an increase in the number of service contracts signed during the three months ended March 31, 2013 as compare to same period of 2012. From the inception of the Company (April 25, 2011) to March 31, 2013, the Company realized net sales of $17,310. The Company recognized the revenue based on a straight-line basis over the term of the contracts.

Cost of sales

Cost of sales increased $9,534 or 123% from $7,748 for the first quarter of 2012 compare to $17,282, the cost of sales for the same period of 2013. The increase in cost of goods sold was mainly due to the hiring of media specialists and editors. From the inception (April 25, 2011) to March 31, 2013, the Company had cost of sales of $60,174.

Gross loss

Gross loss was $11,829 and $5,862 for the three months ended March 31 2013 and 2012, respectively; representing an increase of $5,967 or 102%. The increase in our gross loss for the three months ended March 31, 2013 and 2012 was mainly due to increase in cost of sales, which was partially offset by increase in sales. From the inception (April 25, 2011) to March 31, 2013, the Company realized gross loss of $42,864.

Operating Expenses

Total operating expenses were $332,132 for the three months ended March 31, 2013 as compared to $51,218 for the same period of 2012, representing an increase of $280,914 or 548%. This increase in operating expenses was mainly attributable to the increase in selling expenses from payroll incurred related to sales managers and telesales as well as the increase in general and administration expenses due to payroll, depreciation, office supplies, telephone, transportation, travel, rent, and consulting fee for us to become to variable interest entity (“VIE”) of a United States public company. From the inception (April 25, 2011) to March 31, 2013, the Company realized operating expenses of $1,419,694.

Other expenses

Other expenses were $6,115 for the three months ended March 31, 2013 as compared to $1,185 for the same period of 2012. This increase in other expenses was mainly due to increase in interest expense as a result of increased principal for loans from shareholders and officers. From the inception (April 25, 2011) to March 31, 2013, the Company had total other expenses of $12,812.

Income tax

Income tax for the three months ended March 31, 2013 and 2012 is zero as a full valuation allowance on the tax benefits arising from the net operating losses was provided. Tax benefit can be carried forward for five years based on the Income Tax Law of the PRC. Net loss can be carried forwarded in the United States. However, the Company believes the realization of tax benefits from these losses is uncertain, and therefore a 100% deferred tax asset valuation allowance was provided.

Liquidity and Capital Resources

We have limited working capital and our current cash position, together with cash we anticipate receiving from operations, may not be sufficient to satisfy our working capital needs beyond March 31, 2013.

Because we are a development-stage company, we anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, such as the progress of our marketing and sales efforts.  Due to these uncertainties, accurate predictions of future operations are difficult or impossible to make.

We presently do not have any available credit, bank financing or other external sources of liquidity.  Due to our limited history and historical operating losses, our operations have not been a source of liquidity.  We may need to obtain additional capital in order to expand operations and become profitable.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.

We had net working capital deficit of $310,080 at March 31, 2013; and $200,562 at December 31, 2012.

The following is a summary of cash provided by or used in each of the indicated types of activities during the quarters ended March 31, 2013 and 2012.

Net cash used in operating activities were $341,636 and $69,451, respectively. From the inception of the Company (April 25, 2011), operating activities used total amount of $1,443,099.

Net cash used in investing activities was $32,797 for the three months ended March 31, 2013, as compared to cash used in investing activities of $nil for the same period ended March 31, 2012. The net cash outflow from investing activities was primarily due to acquisition of new equipment. From the inception of the Company (April 25, 2011), the Company’s investing activities used $58,212.

Net cash provided by financing activities was $278,106 and $29,516 for the quarter ended March 31, 2013 and 2012. From the inception of the Company (April 25, 2011), the Company’s financing activities raised net cash inflow of $1,530,911.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

All of our revenues and the majority of our expenses and liabilities incurred are in RMB. Thus, our revenues and operating results may be impacted by exchange rate fluctuations of RMB. Up to now, we have not reduced our exposure to exchange rate fluctuations by using hedging transactions or any other measures to avoid our exchange rate risks.  Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls.

Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our CEO and CFO, to allow timely decisions regarding required disclosures. Based on their evaluation, our CEO and CFO have concluded that, as of March 31, 2013, our disclosure controls and procedures were ineffective.

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our disclosure controls and procedures as of March 31, 2013. Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weaknesses described below, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2013.

The specific material weakness identified by the Company’s management as of March 31, 2013 are described as follows:

●	The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.
●	We currently do not have an audit committee.

Remediation Initiative

●
We are committed to establishing the disclosure controls and procedures but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by March 31, 2013. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we are looking forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on the COSO Framework. We also will increase our efforts to hire the qualified resources.

●
We intend to establish an audit committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

Conclusion

The Company did not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of generally accepted accounting principles accepted in the United States of America commensurate with the Company’s disclosure controls and procedures requirements, which resulted in a number of deficiencies in disclosure controls and procedures that were identified as being significant. The Company’s management believes that the number and nature of these significant deficiencies, when aggregated, was determined to be a material weakness.

Despite of the material weaknesses and deficiencies reported above, the Company’s management believes that its condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Note: in addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” contained in our Post-Effective amendments for registration statement, which could materially affect our business, financial condition, or future results. During the three months ended March 31, 2013, there have been no material changes to the risk factors previously disclosed in our Post-Effective amendments for registration statement filed with the Securities and Exchange Commission on April 30, 2013.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed with this report:

2.1	Share Exchange Agreement, dated as of February 4, 2013, by and among Xunna Information Technology LTD, Jiaxing Fu, HongLin Tian and Xunna Information Technology Inc. **

3.1	Articles of Incorporation.*

3.2	Bylaws.*

10.1
Lease Contract, dated July 13, 2012, by and between Beijing Jinyuan Xingtai Real Estate Co., Ltd. and Xunna Network Technology (Beijing) Co., Ltd. (sometimes translated as “Xunna Network Sci-Tech (Beijing) Co., Ltd.)**

10.2
Letter of Intent for Leasing, dated July 27, 2012, by and between Beijing Xingchuang Real Estate Development Co., Ltd. and Xunna Network Technology (Beijing) Co., Ltd. (sometimes translated as “Xunna Network Sci-Tech (Beijing) Co., Ltd.)**

10.3
Lease Contract, dated September 3, 2012, by and between Beijing Jinyuan Xingtai Real Estate Co., Ltd. and Xunna Network Technology (Beijing) Co., Ltd. (sometimes translated as “Xunna Network Sci-Tech (Beijing) Co., Ltd.)**

10.4
Consulting Agreement, dated September 8th, 2012, by and between Castle Peak International Group Limited and Xunna Network Sci-Tech (Beijing) Co., Ltd. (sometimes translated as “Xunna Network Technology (Beijing) Co., Ltd.)**

10.5	Employment Agreement, dated October 20, 2012, by and between Xunna Network Technology (Beijing) Co., Ltd. (sometimes translated as “Xunna Network Sci-Tech (Beijing) Co., Ltd.)and Xiangying Meng**

10.6
Exclusive Technical Service and Business Consulting Agreement, dated January 31, 2013, by and between Xunna Network Sci-Tech (Beijing) Co., Ltd. (sometimes translated as “Xunna Network Technology (Beijing) Co., Ltd.) and Xunna Information Technology Ltd.**

10.7
Proxy Agreement, dated January 31, 2013, by and among Xunna Network Sci-Tech (Beijing) Co., Ltd. (sometimes translated as “Xunna Network Technology (Beijing) Co., Ltd.), Xunna Information Technology Ltd., Jiaxing Fu and HongLin Tian**

10.8
Share Pledge Agreement, dated January 31, 2013, by and among Xunna Information Technology Ltd., Jiaxing Fu, Honglin Tian and Xunna Network Sci-Tech (Beijing) Co., Ltd. (sometimes translated as “Xunna Network Technology (Beijing) Co., Ltd.)**

10.9	Call Option Agreement, dated January 31, 2013, by and between Xunna Information Technology Ltd., Jiaxing Fu, and HongLin Tian**

10.10	Stock Redemption Agreement, dated February 4, 2013, by and between Xunna Information Technology Inc. and Li Jiang**

21.1	List of Subsidiaries**

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith)

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on August 01, 2011.
**	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 8, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Xunna Information Technology Inc. (Registrant)

By:	/s/ Xiangying Meng

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Xiangying Meng	Chairman, President, CEO and CFO, Principal Executive Officer and Principal Accounting Officer	July 8, 2013