Form 10-Q
period 2013-06-30
XUNNA INFORMATION TECHNOLOGY INC.
filed 2013-11-29
CIK 1516580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

XUNNA INFORMATION TECHNOLOGY INC.
(Exact name of registrant as specified in its charter)

Nevada	45-0963567
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

4790 Caughlin Pkwy, Ste 387
Reno, NV 89519
(Address of principal executive offices) (Zip Code)

+86 10 63771099
(Issuer's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 25, 2013, there were 13,000,000 shares of common stock, $0.001 par value, issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1.         Financial Statements

XUNNA INFORMATION TECHNOLOGY INC.
(A Development Stage Company)

Balance Sheets

	June 30, 2013 (Unaudited)	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$108,265	$130,898
Prepaid expenses and other current assets	57,514	68,949
Total current assets	165,779	199,847

Property, plant and equipment, net	35,169	20,717
Security deposit - non-current	49,697	32,102
Total assets	$250,645	$252,666

Liabilities and stockholders' deficit

Current liabilities:
Accrued expenses and other current liabilities	$396,582	$386,304
Unearned revenue	41,456	14,105
Total current liabilities	438,038	400,409

Due to related-parties	829,884	415,831

Total liabilities	1,267,922	816,240

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized; 13,000,000 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	13,000	13,000
Additional paid-in capital	944,501	850,237
Stock subscription receivable	(300,000)	(300,000)
Accumulated other comprehensive loss	(8,285)	(1,374)
Deficit accumulated during development stage	(1,506,912)	(1,018,076)
Total stockholders’ deficit of the Company	(857,696)	(456,213)
Noncontrolling interest	(159,581)	(107,361)
Total stockholders’ deficit	(1,017,277)	(563,574)
Total liabilities and stockholders’ deficit	$250,645	$252,666

The accompanying notes are an integral part to these financial statements.

XUNNA INFORMATION TECHNOLOGY INC.
(A Development Stage Company)

Consolidated Statement of Comprehensive Loss
(Unaudited)

	Three months ended June 30,		Six months ended June 30,		From inception (April 25, 2011)
	2013	2012	2013	2012	to June 30, 2013
Net sales	$27,778	$-	$33,231	$1,886	$45,088
Cost of sales	19,000	20,526	36,282	28,274	79,174
Gross profit (loss)	8,778	(20,526)	(3,051)	(26,388)	(34,086)

Operating expenses
Selling expenses	27,982	19,468	59,674	20,927	145,097
General and administrative expenses	161,913	144,928	462,353	194,687	1,464,492
Total operating expenses	189,895	164,396	522,027	215,614	1,609.589

Loss from operations	(181,117)	(184,922)	(525,078)	(242,002)	(1,643,675)

Other expenses
Interest expense – related parties, net of interest income	(10,005)	1,905	(16,120)	720	(22,817)

Loss before income tax	(191,122)	(183,017)	（541,198)	（241,282)	(1,666,492)
Income tax	-	-	-	-	-
Net loss	(191,122)	(183,017)	(541,198)	(241,282)	(1,666,492)

Loss attributable to non-controlling interest	(17,604)	(17,737)	(52,362)	(23,290)	(159,580)
Loss attributable to the Company	(173,518)	(165,280)	(488,836)	(217,992)	(1,506,912)

Other comprehensive loss
Foreign currency translation adjustment	(4,914)	(361)	(6,412)	(589)	(7,929)
Comprehensive loss	(178,432)	(165,641)	(495,248)	(218,581)	(1,514,841)

Comprehensive loss attributable to the noncontrolling interest	(628)	(38)	(741)	(61)	(884)
Comprehensive loss attributable to the Company	$(177,804)	$(165,603)	$(494,507)	$(218,520)	$(1,513,957)

Loss per share	$(0.01)	$(0.01)	$(0.04)	$(0.02)

Weighted average common shares outstanding	13,000,000	13,000,000	13,000,000	13,000,000

The accompanying notes are an integral part to these financial statements

XUNNA INFORMATION TECHNOLOGY INC.
(A Development Stage Company)

Consolidated Statement of Cash Flows
(Unaudited)

	Six months ended June 30,		From inception (April 25, 2011) to
	2013	2012	June 30, 2013

Cash Flows from Operating Activities
Net loss	$(541,198)	$(241,282)	$(1,666,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,500	-	4,750
Imputed interest	12,198	-	19,999
Depreciation and amortization	7,802	1,482	12,986
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	11,946	12,771	(55,687)
Security deposit	(17,113)	-	(48,812)
Accrued expenses and other current liabilities	(6,518)	(8,264)	87,620
Unearned revenue	26,931	(2,410)	40,721
Net Cash Used in Operating Activities	(503,452)	(237,703)	(1,604,915)

Cash Flows From Investing Activities
Additions to property and equipment	(33,371)	-	(58,786)
Disposal of property and equipment	11,461		11,461
Net Cash Used in Investing Activities	(21,910)	-	(47,325)

Cash Flows From Financing Activities
Proceeds from related-party loans	405,951	32,977	814,847
Capital contribution	96,101	237,750	940,010

Net Cash Provided by Financing Activities	502,052	270,727	1,754,857

Effect of Exchange Rate Changes on Cash	677	(1,035)	5,648

Net Increase (Decrease) in Cash	(22,633)	31,989	108,265

Cash Beginning of Period	130,898	58,738	-

Cash End of Period	$108,265	$90,727	$108,265

Supplemental Disclosure of Cash Flow Information
Cash Paid during the Period for:
Income tax	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part to these financial statements.

XUNNA INFORMATION TECHNOLOGY INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Organization and Nature of Business

Xunna Information Technology Inc. (“Xunna US”) was a holding corporation incorporated in the State of Nevada on March 22, 2011.  The Company has selected December 31 as its fiscal year end.

The accompanying consolidated financial statements include the financial statements of Xunna US and its controlled subsidiaries (collectively, the “Company”). Through its operating subsidiaries based in the People’s Republic of China (“PRC”), the Company is engaged in the business of providing public relations and marketing services to small to medium size enterprises. The Company also plans to provide its services to governmental agencies or authorities. Specifically, the Company disseminates through its website information and announcements regarding its customers’ products, services, activities, developments and recent and future events at a reasonable cost.

The following chart illustrates the structure of the Company.

Xunna Information Technology Ltd (“Xunna BVI”) was incorporated in British Virgin Islands on October 3, 2012.  Xunna BVI owns 100% of Xunna Information Technology Limited (“Xunna HK”), a company incorporated and registered in Hong Kong on October 19, 2012.  Xunna HK owns 100% of Tianjing Xunna Information Technology Consultation Co., Ltd (“Xunna Tianjing”). Xunna Tianjing is a wholly foreign-owned entity (“WFOE”) formed under the laws of the People’s Republic of China (“PRC”) on November 15, 2012.

XUNNA INFORMATION TECHNOLOGY INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Xunna Network Technology (Beijing) Co., Ltd. (“Xunna Beijing”) is a development-stage company incorporated in the PRC on April 25, 2011. On January 31, 2013, Xunna Beijing and its stockholders entered into a series of agreements including an Exclusive Technical Service and Business Consulting Agreement, a Call Option Agreement, a Proxy Agreement and a Share Pledge Agreement with the WFOE.

Under the Exclusive Technical Service and Business Consulting Agreement, Xunna Beijing agrees to pay fees for the services provided by the WFOE, including 1) RMB2,500 ($402) for fixed service fees and depreciation expenses per month, 2) sales service fees equivalent to 90% of the total annual gross profit of Xunna Beijing, and 3) fees for any other technical service and consulting service demanded by Xunna Beijing from time to time and stipulated by additional agreements between Xunna Beijing and the WFOE.

Under the Call Option Agreement, the stockholders of Xunna Beijing irrevocably granted the WFOE a call option, pursuant to which the WFOE has the right to purchase from the stockholders of Xunna Beijing, all or a portion of, Xunna Beijing’s outstanding shares.

Under the Proxy Agreement, the WFOE contractually controls the management of Xunna Beijing and Xunna Beijing granted an irrevocable proxy to the WFOE or its designee.

Under the Share Pledge Agreement, each of the stockholders of Xunna Beijing granted the WFOE an irrevocable power of attorney to appoint the WFOE as Xunna Beijing’s attorney-in-fact to exercise all of its rights as equity owner of Xunna Beijing. As a result, the WFOE has the full right to control and administer the financial affairs and daily operations of Xunna Beijing and has the right to manage and control all assets of Xunna Beijing. The equity holders of Xunna Beijing as a group have no right to make any decision about Xunna Beijing’s activities without the consent of the WFOE.

As a result of the above-described agreements, Xunna Beijing became the WFOE’s variable interest entity (“VIE”) as defined in FASB ASC 810 (formerly FIN-46R). The WFOE consolidates the results of operations of Xunna Beijing following the provision of ASC 810 "Consolidation of Variable Interest Entities" ("ASC 810"), which requires certain VIEs to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.

On February 4, 2013, Xunna US entered into a Share Exchange Agreement with Xunna BVI and its two existing shareholders. Pursuant to the Share Exchange Agreement, Xunna US exchanged 9,000,000 shares of its common stock for all of the outstanding shares of Xunna BVI and a cash payment of $300,000 from Xunna BVI’s two existing shareholders. As a result of the share exchange, Xunna BVI’s shareholders became the controlling shareholders of Xunna US. Xunna BVI and its controlled subsidiaries became wholly owned subsidiaries of Xunna US. The acquisition of Xunna BVI by Xunna US was accounted for as a recapitalization of Xunna BVI.

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

XUNNA INFORMATION TECHNOLOGY INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying financial statements have been translated and presented in United States Dollars (“USD”).

We evaluated the period from June 30, 2013 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

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

XUNNA INFORMATION TECHNOLOGY INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

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

Other comprehensive income for the three months and six months ended June 30, 2013 and 2012 represented foreign currency translation adjustments and were included in the consolidated statements of comprehensive income.

There is no guarantee the RMB amounts could have been, or could be, converted into USD at rates used in translation.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Sales are recognized when a formal arrangement exists, which is generally represented by a contract between the Company and the customer; the price is fixed or determinable; no other significant obligations of the Company exist and collectability is reasonably assured. No revenue is recognized if there are significant uncertainties regarding the recovery of the consideration due. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue. The Company generates its revenue by providing public relations services to customers under agreements pursuant to which the customers provide information to the Company in the form of articles, photographs, video or otherwise (the “Content”) which the Company archives on its website.  Other websites register with the Company to have access to the Content for publication on such other websites.  Revenue is recognized by the Company on a straight-line basis over the term of the agreement with the Company’s customers which is typically one year. Deferred revenue is comprised of contractual billings in excess of recognized revenues and payments received in advance of revenue recognized.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturity of three months or less to be cash equivalents. The Company maintains cash with financial institutions in the PRC which are not insured or otherwise protected.

XUNNA INFORMATION TECHNOLOGY INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Deferred Income Taxes

Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes. Any tax paid by subsidiaries during the year is recorded. Current tax is based on the profit or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purpose and is calculated using tax rates that have been enacted at the balance sheet date. Deferred income tax liabilities or assets are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and the financial reporting amounts at each period end. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The Company believes the realization of tax benefits from these losses is uncertain, and therefore a 100% deferred tax asset valuation allowance was provided for the three and six months ended June 30, 2013 and 2012.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update No. 2013-02 Comprehensive Income (Topic 220): The objective of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of the provisions in this update did not have a significant impact on its consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05 “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 addresses the accounting for the  cumulative translation adjustment when a parent either  sells part or all of its investment in  a  foreign  entity  or  no  longer  holds  a  controlling  financial  interest  in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. For public entities, the ASU is effective prospectively for fiscal years, and interim periods, within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of ASU 2013-05 is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. These amendments provide that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s consolidated financial statements.

XUNNA INFORMATION TECHNOLOGY INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 3 – Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not established any source of revenue to cover its operating costs. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to obtain revenue producing contracts or financing, or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. However, Jiaxing Fu, the Company’s major shareholder agreed to lend money to the Company whenever funds are needed to cover operating losses.

Note 4 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2013	2012

Payable for stock redemption	$290,723	$290,723
Accrued payroll	68,318	61,195
Accrued professional fees	10,670	14,600
Accrued sales commission	-	5,231
Other	26,871	14,555
	$396,582	$386,304

Note 5 - Due to related parties

The Company’s shareholders and officers advanced funds on behalf of the Company to cover certain operating expenses. These payments included expenses of salaries, office utilities, transportation and travel, and other miscellaneous office expenses.  As of June 30, 2013 and December 31, 2012, the amount due to these related parties was $829,884 and 415,831, respectively.  These loans initially were interest free, unsecured, and have no fixed term of repayment. The shareholders and officers have indicated that they would not demand repayment on or before December 31, 2014 and accordingly the amounts have been classified as long-term. Effective January 1, 2013, interest was imputed at 5% per annum. The Company recorded imputed interest of $6,083 and $12,198 for the three months and six months ended June 30, 2013.

Note 6 – Share-based Payment

On March 22, 2011, the Company granted to Xiangying Meng, the CEO and President, 9,000,000 restricted shares of common stock for service rendered or to be rendered to the Company. Pursuant to the agreement, one-fourth of the total number of shares shall vest on the first anniversary of the grant date, an additional one-fourth of the restricted shares shall vest on the second anniversary of the grant date and the remaining shares shall vest on the third anniversary of the grant date. This agreement was cancelled on February 4, 2013. Accordingly, an aggregate of $2,500 share based payment was included in general and administrative expenses for the six months ended June 30, 2013.

XUNNA INFORMATION TECHNOLOGY INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

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

	Three months ended June 30,
	2013	2012
Net loss	$(191,122)	$(183,017)

Weighted average common shares	13,000,000	13,000,000
(denominator for basic earnings (loss) per share)

Effect of dilutive securities:	-	-

Weighted average common shares	13,000,000	13,000,000
(denominator for diluted earnings (loss) per share)

Basic loss per share	$(0.01)	$(0.01)
Diluted loss per share	$(0.01)	$(0.01)

	Six months ended June 30,
	2013	2012
Net loss	$(541,198)	$(241,282)

Weighted average common shares	13,000,000	13,000,000
(denominator for basic earnings (loss) per share)

Effect of dilutive securities:	-	-

Weighted average common shares	13,000,000	13,000,000
(denominator for diluted earnings (loss) per share)

Basic loss per share	$(0.04)	$(0.02)
Diluted loss per share	$(0.04)	$(0.02)

XUNNA INFORMATION TECHNOLOGY INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 8 – Capital Contribution

One of the Company’s stockholders made cash contribution of RMB4,500,000 (approximately $720,000) and RMB500,000 (approximately $80,000)  to Xunna Beijing during the year ended December 31, 2012 and six months ended June 30, 2013, respectively.

Note 9 - Commitment and Contingencies

The Company leases buildings under non-cancelable operating lease agreements. Based on the current lease agreements, the future minimum rental payments required for the coming years are as follows:

Years ending June 30:

2014	$225,244
2015	261,581
2016	279,891
2017	282,507
2018	302,283
Years after	343,246
Total	$1,694,752

Rental expenses for the three months ended June 30, 2013 and 2012 were $76,749 and $16,600, respectively, and for the six months ended June 30, 2013 and 2012 were $120,715 and $32,965,  respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report includes forward-looking statements. These forward looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "proposed," "intended," or "continue" or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other "forward-looking" information. Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including but not limited to: variability of our revenues and financial performance; risks associated with product development and technological changes; the acceptance our products in the marketplace by existing and potential future customers; general economic conditions. You should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

Overview

(1)	Share Exchange

Xunna Information Technology Inc. (“Xunna US”) was a holding corporation incorporated in the State of Nevada on March 22, 2011. On February 4, 2013, Xunna US entered into a Share Exchange Agreement with Xunna BVI (as defined in the paragraph below) and its two existing shareholders. Pursuant to the Share Exchange Agreement, Xunna US exchanged 9,000,000 shares of its common stock for all of the outstanding shares of Xunna BVI and a cash payment of $300,000 from Xunna BVI’s two existing shareholders.  As a result of the share exchange, Xunna BVI’s shareholders became the controlling shareholders of Xunna US and Xunna BVI and its controlled subsidiaries became the wholly-owned subsidiaries of Xunna US.  The acquisition of Xunna BVI by Xunna US was accounted for as a recapitalization of Xunna BVI.

(2)	Variable Interest Entities

Xunna Information Technology Ltd (“Xunna BVI”) was incorporated in British Virgin Islands on October 3, 2012.  Xunna BVI owns 100% of Xunna Information Technology Limited (“Xunna HK”), a company incorporated and registered in Hong Kong on October 19, 2012. Xunna HK owns 100% of Tianjing Xunna Information Technology Consultation Co., Ltd (“Xunna Tianjing”). Xunna Tianjing is a wholly foreign-owned entity (“WFOE”) formed under the laws of the People’s Republic of China (“PRC”) on November 15, 2012.

Xunna Network Technology (Beijing) Co., Ltd. (“Xunna Beijing”) is a development-stage company incorporated in the PRC on April 25, 2011. On January 31, 2013, Xunna Beijing and its stockholders entered into a series of agreements including an Exclusive Technical Service and Business Consulting Agreement, a Call Option Agreement, a Proxy Agreement and a Share Pledge Agreement with the WFOE.

As a result of the above-described agreements, the WFOE is considered the primary beneficiary of Xunna Beijing and Xunna Beijing became the WFOE’s variable interest entity (“VIE”) as defined in FASB ASC 810 (formerly FIN-46R).  The WFOE consolidates the results of operations of Xunna Beijing following the provision of ASC 810 "Consolidation of Variable Interest Entities" ("ASC 810"), which requires certain VIEs to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.

(3)	Nature of Business

Through its operating VIE subsidiaries based in the PRC, Xunna US (collectively with its controlled subsidiaries, the “Company”) is engaged in the business of providing public relations and marketing services to small to medium size enterprises (i.e., generally those with one hundred or fewer employees). The Company also plans to provide its services to governmental agencies or authorities in China. Specifically, the Company disseminates through its website information and announcements regarding its customers’ products, services, activities, developments and recent and future events at reasonable cost.

Results of Operations

Comparison of the three months ended June 30, 2013 and 2012:

	For Three Months Ended June 30,
	2013	2012
Sales	$27,778	$-
Cost of sales	19,000	20,526
Gross profit (loss)	8,778	(20,526)

Operating expenses
Selling, general and administrative	189,895	164,396

Loss from operations	(181,117)	(184,922)

Other income (expenses):
Interest expenses, net of interest income	(10,005)	1,905

Net loss before income taxes	(191,122)	(183,017)
Income taxes	-	-
Net loss	(191,122)	(183,017)
Loss attributable to non-controlling interest	(17,604)	(17,737)
Loss attributable to the Company	(173,518)	(165,280)
Foreign currency translation adjustment	(4,914)	(361)
Comprehensive loss	$(178,432)	$(165,641)

Net sales

Net sales for the three months ended June 30, 2013 and 2012 were $27,778 and $0, respectively, representing an increase of $27,778. The increase in sales was primarily due to revenue recognized on service contracts during the three months ended June 30, 2013, while during the three months ended June 30, 2012 there were no service contracts. The Company recognized the revenue on a straight-line basis over the term of the contracts.

Cost of sales

Cost of sales decreased $1,526 or 7.5% from $20,526 for the three months ended June 30, 2012 as compared to $19,000 for the same period in 2013. The decrease in cost of sales was mainly due to downsizing of labor as a result of  decreased business volume.  From the inception (April 25, 2011) to June 30, 2013, the Company had cost of sales of $79,174.

Gross profit (loss)

Gross profit for the three months ended June 30, 2013 was $8,778, an increase of $29,304 or 143% as compared to $20,526 gross loss for the same period in 2012. The change from gross loss to gross profit was because we only incurred cost of sales without any revenue in the quarter ended June 30, 2012 while we generated revenue of $27,778 during the quarter ended June 30, 2013.

Operating expenses

Total operating expenses were $189,895 for the three months ended June 30, 2013 as compared to $164,396 for the same period in 2012, representing an increase of $25,499 or 155%. This increase in operating expenses was mainly attributable to the increase in payroll to sales managers and expenses to telesales as well as the increase in payroll to administrative employees, depreciation, office supplies, telephone, transportation, travel, rent, and consulting fee for recapitalization.

Other income (expenses)

Other expenses were $10,005 for the three months ended June 30, 2013, an increase of $11,910 as compared to $1,905 other income for the same period in 2012. The increase in other expenses was mainly due to the increase in interest expense as a result of increased loans from related parties.

Income tax

Income tax for the three months ended June 30, 2013 and 2012 is zero as a full valuation allowance on the tax benefits arising from the net operating losses was provided. Tax benefit can be carried forward up to five years according to the Income Tax Law of the PRC. Net operating loss can be carried forward up to 20 years in the United States. However, the Company believes the realization of tax benefits from these losses is uncertain, and therefore a 100% deferred tax asset valuation allowance was provided.

Net Loss

For the three months ended June 30, 2013 and 2012, the Company had a net loss of $191,122 and $183,017, respectively. The increase in net loss was mainly due to the increase in operating expenses as mentioned above.

Comparison of the six months ended June 30, 2013 and 2012:

	For Six Months Ended June 30,		From inception (April 25, 2011) to
	2013	2012	June 30, 2013
Sales	$33,231	$1,886	$45,088
Cost of sales	36,282	28,274	79,174
Gross loss	(3,051)	(26,388)	(34,086)

Operating expenses
Selling, general and administrative	522,027	215,614	1,609.589

Loss from operations	(525,078)	(242,002)	(1,643,675)

Other income (expenses):
Interest expenses, net of interest income	(16,120)	720	(22,817)

Net loss before income taxes	(541,198)	(241,282)	(1,666,492)
Income taxes	-	-	-
Net loss	(541,198)	(241,282)	(1,666,492)
Loss attributable to non-controlling interest	(52,362)	(23,290)	(159,580)
Loss attributable to the Company	(488,836)	(217,992)	(1,506,912)
Foreign currency translation adjustment	(6,412)	(589)	(7,929)
Comprehensive loss	$(495,248)	$(218,581)	$(1,514,841)

Net sales

Net sales for the six months ended June 30, 2013 and 2012 were $33,231 and $1,886, respectively, representing an increase of $31,345. The increase in sales was primarily due to an increase in the number of service contracts signed during the six months ended June 30, 2013 as compared to the same period of 2012. From the inception of the Company (April 25, 2011) to June 30, 2013, the Company realized net sales of $45,088. The Company recognized the revenue on a straight-line basis over the term of the contracts.

Cost of sales

Cost of sales increased $8,008 or 28% from $28,274 for the six months ended June 30, 2012 as compared to $36,282 for the same period of 2013. The increase in cost of sales was mainly due to the hiring  of media specialists and editors during the first quarter of 2013. From the inception (April 25, 2011) to June 30, 2013, the Company had cost of sales of $79,174.

Gross loss

Gross loss for the six months ended June 30, 2013 was $3,051, a decrease of $23,337 or 88.5% as compared to $26,388 for the same period in 2012. The decrease in our gross loss for the six months ended June 30, 2013 and 2012 was mainly due to the increase in sales. From the inception (April 25, 2011) to June 30, 2013, the Company incurred gross loss of $34,086.

Operating expenses

Total operating expenses were $522,027 for the six months ended June 30, 2013 as compared to $215,614 for the same period in 2012, representing an increase of $306,413 or 142%. The increase in operating expenses was mainly attributable to the increase in payroll to sales managers and expenses to telesales as well as the increase in payroll to administrative employees, depreciation, office supplies, telephone, transportation, travel, rent, and consulting fee for recapitalization. From the inception (April 25, 2011) to June 30, 2013, the Company incurred operating expenses of $1,609,589.

Other income (expenses)

Other expenses were $16,120 for the six months ended June 30, 2013, an increase of $16,840 as compared to $720 other income for the same period in 2012. The increase in other expenses was mainly due to the increase in interest expense as a result of increased loans from related parties. From the inception (April 25, 2011) to June 30, 2013, the Company had total other expenses of $22,817.

Income tax

Income tax for the six months ended June 30, 2013 and 2012 is zero as a full valuation allowance on the tax benefits arising from the net operating losses was provided. Tax benefit can be carried forward up to five years according to the Income Tax Law of the PRC. Net operating loss can be carried forward up to 20 years in the United States. However, the Company believes the realization of tax benefits from these losses is uncertain, and therefore a 100% deferred tax asset valuation allowance was provided.

Net Loss

For the six months ended June 30, 2013 and 2012, the Company had a net loss of $541,198 and $241,282, respectively. The increase in net loss is mainly due to the increase in operating expenses as mentioned above.

Liquidity and Capital Resources

We have limited working capital and our current cash position, together with cash we anticipate to receive from operations, may not be sufficient to satisfy our working capital needs beyond June 30, 2013.

Because we are a development-stage company, we anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, such as our marketing and sales efforts.  Because of these uncertainties, accurate predictions of future operations are difficult or impossible to make.

We presently do not have any available credit, bank financing or other external sources of liquidity.  Due to our short company history and recurring operating losses, our operations have not become a source of liquidity.  We may need to obtain additional capital in order to expand our operations and turn profitable.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.

We had net working capital deficit of $272,259 at June 30, 2013 and $200,562 at December 31, 2012.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Six Months Ended
	June 30,
	2013	2012

Net cash used in operating activities	$(503,452)	$(237,703)
Net cash used in investing activities	$(21,910)	$-
Net cash provided by financing activities	$502,052	$270,727

Net cash used in operating activities for the six months ended June 30, 2013 and 2012 were $503,452 and $237,703, respectively. The increase in cash used in operating activities was mainly due to an increase in net loss from operations. From the inception of the Company (April 25, 2011) to June 30, 2013, total cash used in operating activities amounted to $1,604,915.

Net cash used in investing activities was $21,910 for the six months ended June 30, 2013, as compared to $nil for the same period in 2012. The net cash outflow from investing activities was primarily due to the acquisition of new equipment. From the inception of the Company (April 25, 2011) to June 30, 2013, total cash used in investing activities amounted to $47,325.

Net cash provided by financing activities was $502,052 and $270,727 for the six months ended June 30, 2013 and 2012, respectively. The increase was mainly due to an increase in loans from related party. From the inception of the Company (April 25, 2011) to June 30, 2013, total cash provided by financing activities amounted to $1,754,857.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

Management's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. The discussion of our critical accounting policies contained in Note 2 to our consolidated financial statements, “Basis of Presentation and Summary of Significant Accounting Policies,” is incorporated herein by reference.

 Item 3.        Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our CEO and CFO, to allow timely decisions regarding required disclosures.  Based on the evaluation, our CEO and CFO has concluded that, as of June 30, 2013, our disclosure controls and procedures were ineffective.

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our disclosure controls and procedures as of June 30, 2013.  Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weaknesses described below, management concluded that our disclosure controls and procedures were ineffective as of June 30, 2013.

The specific material weakness identified by the Company’s management as of June 30, 2013 are described as follows:

●	The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.

●	We currently do not have an audit committee.

Remediation Initiative

●
We are committed to establishing the disclosure controls and procedures but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by June 30, 2013.  However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures.  Externally, we look forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on the COSO Framework.  We also will increase our efforts to hire the qualified resources.

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

Despite of the material weaknesses and deficiencies reported above, the Company’s management believes that its condensed consolidated financial statements included in this Quarterly Report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented and that this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.         Legal Proceedings.

From time to time, we may have disputes that arise in the ordinary course of our business. Currently, there are no material legal proceedings to which we are a party, or to which any of our property is subject, that we expect to have a material adverse effect on our financial condition.

Item 1A.      Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures.

Not applicable.

Item 5.         Other Information.

None.

Item 6.         Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

XUNNA INFORMATION TECHNOLOGY INC.

/s/ Xiangying Meng
By:	Xiangying Meng
Title:	President, CEO and CFO (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date:	November 29, 2013

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Attached as Exhibits 101 to this Quarterly Report on Form 10-Q are the following financial statements for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements. The XBRL-related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.