Form 10-Q
period 2013-09-30
XUNNA INFORMATION TECHNOLOGY INC.
filed 2013-11-29
CIK 1516580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

XUNNA INFORMATION TECHNOLOGY INC.
(Exact name of registrant as specified in its charter)

Nevada	45-0963567
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
( Do not check if a smaller reporting company )

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

PART I
FINANCIAL INFORMATION

Item 1.         Financial Statements

XUNNA INFORMATION TECHNOLOGY INC.
(A Development Stage Company)

Balance Sheets

	September 30, 2013 (Unaudited)	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$31,001	$130,898
Prepaid expenses and other current assets	45,713	68,949
Total current assets	76,714	199,847

Property, plant and equipment, net	31,598	20,717
Security deposit - non-current	50,004	32,102
Total assets	$158,316	$252,666

Liabilities and stockholders' deficit

Current liabilities:
Accrued expenses and other current liabilities	$424,344	$386,304
Unearned revenue	32,845	14,105
Total current liabilities	457,189	400,409

Due to related-parties	836,564	415,831

Total liabilities	1,293,753	816,240

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized; 13,000,000 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	13,000	13,000
Additional paid-in capital	950,626	850,237
Stock subscription receivable	(300,000)	(300,000)
Accumulated other comprehensive loss	(11,693)	(1,374)
Deficit accumulated during development stage	(1,617,057)	(1,018,076)
Total stockholders’ deficit of the Company	(965,124)	(456,213)
Noncontrolling interest	(170,313)	(107,361)
Total stockholders’ deficit	(1,135,437)	(563,574)
Total liabilities and stockholders’ deficit	$158,316	$252,666

The accompanying notes are an integral part to these financial statements.

XUNNA INFORMATION TECHNOLOGY INC.
(A Development Stage Company)

Consolidated Statement of Comprehensive Loss
(Unaudited)

	Three months ended		Nine months ended		From inception
	September 30,		September 30,		(April 25, 2011) to
	2013	2012	2013	2012	September 30, 2013
Net sales	$141	$3,689	$33,372	$5,575	$45,229
Cost of sales	2,155	249	38,437	28,523	81,329
Gross profit (loss)	(2,014)	3,440	(5,065)	(22,948)	(36,100)

Operating expenses
Selling expenses	16,842	-	76,516	20,927	161,939
General and administrative expenses	95,653	153,381	558,006	348,069	1,560,145
Total operating expenses	112,495	153,381	634,522	368,996	1,722,084

Loss from operations	(114,509)	(149,941)	(639,587)	(391,944)	(1,758,184)

Other expenses
Interest expense – related parties, net of interest income	(6,368)	(139)	(22,488)	582	(29,185)

Loss before income tax	(120,877)	(150,080)	(662,075)	(391,362)	(1,787,369)
Income tax	-	-	-	-	-
Net loss	(120,877)	(150,080)	(662,075)	（391,362)	(1,787,369)

Loss attributable to non-controlling interest	(10,732)	(14,663)	(63,095)	(37,954)	(170,313)
Loss attributable to the Company	(110,145)	(135,417)	(598,980)	(353,408)	(1,617,056)

Other comprehensive loss
Foreign currency translation adjustment	(2,707)	701	(9,119)	112	(10,636)
Comprehensive loss	(112,852)	(134,716)	(608,099)	(353,296)	(1,627,692)

Comprehensive loss attributable to the noncontrolling interest	(266)	61	(1,007)	-	(1,150)
Comprehensive loss attributable to the Company	$(112,586)	$(134,777)	$(607,092)	$(353,296)	$(1,626,542)

Loss per share	$(0.01)	$(0.01)	$(0.05)	$(0.03)

Weighted average common shares outstanding	13,000,000	13,000,000	13,000,000	13,000,000

The accompanying notes are an integral part to these financial statements.

XUNNA INFORMATION TECHNOLOGY INC.
(A Development Stage Company)

Consolidated Statement of Cash Flows
(Unaudited)

	Nine months ended September 30,		From inception (April 25, 2011) to
	2013	2012	September 30, 2013

Cash Flows from Operating Activities
Net loss	$(662,075)	$(391,362)	$(1,787,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,500	-	4,750
Imputed interest	18,374	-	26,175
Depreciation and amortization	11,497	6,431	16,681
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	24,001	(138,523)	(43,632)
Security deposit	(17,186)	(38,422)	(48,885)
Accrued expenses and other current liabilities	20,479	49,232	114,618
Unearned revenue	18,289	(5,575)	32,078
Net Cash Used in Operating Activities	(584,121)	(518,219)	(1,685,584)

Cash Flows From Investing Activities
Additions to property and equipment	(34,303)	(20,218)	(59,718)
Disposal of property and equipment	12,379	-	12,379
Net Cash Used in Investing Activities	(21,924)	(20,218)	(47,339)

Cash Flows From Financing Activities
Proceeds from related-party loans	409,304	54,511	818,200
Capital contribution	96,441	710,214	940,350

Net Cash Provided by Financing Activities	505,745	764,725	1,758,550

Effect of Exchange Rate Changes on Cash	403	926	5,374

Net Increase (Decrease) in Cash	(99,897)	227,214	31,001

Cash Beginning of Period	130,898	58,738	-

Cash End of Period	$31,001	$285,952	$31,001

Supplemental Disclosure of Cash Flow Information
Cash Paid during the Period for:
Income tax	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part to these financial statements.

XUNNA INFORMATION TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Organization and Nature of Business

Xunna Information Technology Inc. (“Xunna US”) was holding corporation incorporated in the State of Nevada on March 22, 2011.  The Company has selected December 31 as its fiscal year end.

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

XUNNA INFORMATION TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

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

XUNNA INFORMATION TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

We evaluated the period from September 30, 2013 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

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

XUNNA INFORMATION TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

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

Other comprehensive income for the three months and nine months ended September 30, 2013 and 2012 represented foreign currency translation adjustments and were included in the consolidated statements of comprehensive income.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturity of three months or less to be cash equivalents. The Company maintains cash with financial institutions in the PRC which are not insured or otherwise protected.

Deferred Income Taxes

Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes. Any tax paid by subsidiaries during the year is recorded. Current tax is based on the profit or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purpose and is calculated using tax rates that have been enacted at the balance sheet date. Deferred income tax liabilities or assets are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and the financial reporting amounts at each period end. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The Company believes the realization of tax benefits from these losses is uncertain, and therefore a 100% deferred tax asset valuation allowance was provided for the three and nine months ended September 30, 2013 and 2012.

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

XUNNA INFORMATION TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

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

XUNNA INFORMATION TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 3 – Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not established any source of revenue to cover its operating costs. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to obtain revenue producing contracts or financing, or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. However, Jiaxing Fu, the Company’s major shareholder, agreed to lend money to the Company whenever funds are needed to cover operating losses.

Note 4 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2013	2012

Payable for stock redemption	$290,723	$290,723
Accrued payroll	84,172	61,195
Accrued professional fees	10,719	14,600
Accrued sales commission	-	5,231
Other	38,730	14,555
	$424,344	$386,304

Note 5 - Due to related parties

The Company’s shareholders and officers advanced funds on behalf of the Company to cover certain operating expenses. These payments included expenses of salaries, office utilities, transportation and travel, and other miscellaneous office expenses.  As of September 30, 2013 and December 31, 2012, the amount due to these related parties was $836,564 and 415,831, respectively.  These loans initially were interest free, unsecured, and have no fixed term of repayment. The shareholders and officers have indicated that they would not demand repayment on or before December 31, 2014 and accordingly the amounts have been classified as long-term. Effective January 1, 2013, interest was imputed at 5% per annum. The Company recorded imputed interest of $6,176 and $18,374 for the three months and nine months ended September 30, 2013.

Note 6 – Share-based Payment

On March 22, 2011, the Company granted to Xiangying Meng, the CEO and President, 9,000,000 restricted shares of common stock for service rendered or to be rendered to the Company.  Pursuant to the Restricted Stock Award Agreement by and between the Company and Mr. Meng dated March 22, 2011, one-fourth of the total number of shares shall vest on the first anniversary of the grant date, an additional one-fourth of the restricted shares shall vest on the second anniversary of the grant date and the remaining shares shall vest on the third anniversary of the grant date. This agreement was cancelled on February 4, 2013. Accordingly, an aggregate of $2,500 share based payment was included in general and administrative expenses for the nine months ended September 30, 2013.

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

XUNNA INFORMATION TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended September 30,
	2013	2012
Net loss	$(120,877)	$(150,080)

Weighted average common shares	13,000,000	13,000,000
(denominator for basic earnings (loss) per share)

Effect of dilutive securities:	-	-

Weighted average common shares	13,000,000	13,000,000
(denominator for diluted earnings (loss) per share)

Basic loss per share	$(0.01)	$(0.01)
Diluted loss per share	$(0.01)	$(0.01)

	Nine months ended September 30,
	2013	2012
Net loss	$(662,075)	$(391,362)

Weighted average common shares	13,000,000	13,000,000
(denominator for basic earnings (loss) per share)

Effect of dilutive securities:	-	-

Weighted average common shares	13,000,000	13,000,000
(denominator for diluted earnings (loss) per share)

Basic loss per share	$(0.05)	$(0.03)
Diluted loss per share	$(0.05)	$(0.03)

Note 8 – Capital Contribution

One of the Company’s stockholders made cash contribution of RMB4,500,000 (approximately $720,000) and RMB500,000 (approximately $80,000)  to Xunna Beijing during the year ended December 31, 2012 and nine months ended September 30, 2013, respectively.

Note 9 - Commitment and Contingencies

The Company leases buildings under non-cancelable operating lease agreements. Based on the current lease agreements, the future minimum rental payments required for the coming years are as follows:

Years ending September 30:

2014	$268,255
2015	263,195
2016	284,251
2017	287,094
2018	306,991
Years after	268,617
Total	$1,678,403

Rental expenses for the three months ended September 30, 2013 and 2012 were $29,141 and $39,101, respectively, and for the nine months ended September 30, 2013 and 2012 were $149,856 and $72,066, respectively.

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

Results of Operations

Comparison of the three months ended September 30, 2013 and 2012:

	For Three Months Ended September 30,
	2013	2012
Sales	$141	$3,689
Cost of sales	2,155	249
Gross profit (loss)	(2,014)	3,440

Operating expenses
Selling, general and administrative	112,495	153,381

Loss from operations	(114,509)	(149,941)

Other income (expenses):
Interest expenses, net of interest income	(6,368)	(139)

Net loss before income taxes	(120,877)	(150,080)
Income taxes	-	-
Net loss	(120,877)	(150,080)
Loss attributable to non-controlling interest	(10,732)	(14,663)
Loss attributable to the Company	(110,145)	(135,417)
Foreign currency translation adjustment	(2,707)	701
Comprehensive loss	$(112,852)	$(134,716)

Net sales

Net sales for the three months ended September 30, 2013 and 2012 were $141 and $3,689, respectively; representing a decrease of $3,548 or 96%. The decrease in sales was primarily due to the Company’s downsized operations in the three months ended September 30, 2013. The Company recognized the revenue on a straight-line basis over the term of the contracts.

Cost of sales

Cost of sales increased $1,906 or 766% from $249 for the three months ended September 30, 2012 to $2,155 for the same period in 2013. The increase in cost of sales was mainly due to higher labor-related cost incurred as compared to the same period of 2012.

Gross profit (loss)

Gross loss for the three months ended September 30, 2013 was $2,014, an increase of $5,454 or 159% as compared to $3,440 gross profit for the same period in 2012. The change from gross profit to gross loss was mainly due to a combination of decreased sales and increased cost of sales.

Operating expenses

Total operating expenses were $112,495 for the three months ended September 30, 2013 as compared to $153,381 for the same period in 2012, representing a decrease of $40,886 or 27%. This decrease in operating expenses was mainly attributable to the decrease in selling expenses from payroll, office supplies, telephone, transportation, travel and consulting fee.

Other expenses

Other expenses were $6,368 for the three months ended September 30, 2013, an increase of 6,229 as compared to $139 for the same period in 2012. This increase in other expenses was mainly due to the increase in interest expense as a result of increased loans from related parties.

Income tax

Income tax for the three months ended September 30, 2013 and 2012 was zero as a full valuation allowance on the tax benefits arising from the net operating losses was provided. Tax benefit can be carried forward up to five years according to the Income Tax Law of the PRC. Net operating loss can be carried forward up to 20 years in the United States. However, the Company believes the realization of tax benefits from these losses is uncertain, and therefore a 100% deferred tax asset valuation allowance was provided.

Comparison of the nine months ended September 30, 2013 and 2012:

	For Nine Months Ended September 30,
	2013	2012
Sales	$33,372	$5,575
Cost of sales	38,437	28,523
Gross profit (loss)	(5,065)	(22,948)

Operating expenses
Selling, general and administrative	634,522	368,996

Loss from operations	(639,587)	(391,944)

Other income (expenses):
Interest expenses, net of interest income	(22,488)	582

Net loss before income taxes	(662,075)	(391,362)
Income taxes	-	-
Net loss	(662,075)	(391,362)
Loss attributable to non-controlling interest	(63,095)	(37,954)
Loss attributable to the Company	(598,980)	(353,408)
Foreign currency translation adjustment	(9,119)	112
Comprehensive loss	$(608,099)	$(353,296)

Net sales

Net sales for the nine months ended September 30, 2013 and 2012 were $33,372 and $5,575, respectively; representing an increase of $27,797 or 499%. The increase in sales was primarily due to an increase in the number of service contracts signed during the nine months ended September 30, 2013 as compared to same period in 2012. From the inception of the Company (April 25, 2011) to September 30, 2013, the Company realized net sales of $45,229. The Company recognized the revenue on a straight-line basis over the term of the contracts.

Cost of sales

Cost of sales increased $9,914 or 35% from $28,523 for the nine months ended September 30, 2012 to $38,437 for the same period in 2013. The increase in cost of sales was mainly due to the hire of media specialists and editors during the first six months of 2013. From the inception (April 25, 2011) to September 30, 2013, the Company had cost of sales of $81,329.

Gross loss

Gross loss for the nine months ended September 30, 2013 was $5,065, a decrease of $17,883 or 78% as compared to $22,948 for the same period in 2012. The decrease in our gross loss for the nine months ended September 30, 2013 and 2012 was mainly due to the increase in our sales during the first six months of 2013. From the inception (April 25, 2011) to September 30, 2013, the Company incurred gross loss of $36,100.

Operating expenses

Total operating expenses were $634,522 for the nine months ended September 30, 2013 as compared to $368,996 for the same period in 2012, representing an increase of $265,526 or 72%. This increase in operating expenses was mainly attributable to the increase in payroll to sales managers and expenses to telesales as well as the increase in payroll to administrative employees, depreciation, office supplies, telephone, transportation, travel, rent, and consulting fee for recapitalization. From the inception (April 25, 2011) to September 30, 2013, the Company incurred operating expenses of $1,722,084.

Other income (expenses)

Other expenses were $22,488 for the nine months ended September 30, 2013, an increase of 23,070 as compared to $582 other income for the same period in 2012. This increase in other expenses was mainly due to the increase in interest expense as a result of increased loans from related parties. From the inception (April 25, 2011) to September 30, 2013, the Company had total other expenses of $29,185.

Income tax

Income tax for the nine months ended September 30, 2013 and 2012 was zero as a full valuation allowance on the tax benefits arising from the net operating losses was provided. Tax benefit can be carried forward up to five years according to the Income Tax Law of the PRC. Net operating loss can be carried forward up to 20 years in the United States. However, the Company believes the realization of tax benefits from these losses is uncertain, and therefore a 100% deferred tax asset valuation allowance was provided.

Liquidity and Capital Resources

We have limited working capital and our current cash position, together with cash we anticipate to receive from operations, may not be sufficient to satisfy our working capital needs beyond September 30, 2013.

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

We had net working capital deficit of $380,475 at September 30, 2013; and $200,562 at December 31, 2012.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Nine Months Ended
	September 30,
	2013	2012

Net cash used in operating activities	$(548,121)	$(518,219)
Net cash used in investing activities	$(21,924)	$(20,218)
Net cash provided by financing activities	$505,745	$764,725

Net cash used in operating activities for the nine months ended September 30, 2013 and 2012 were $542,121 and $518,219, respectively. The increase in cash used in operating activities was mainly due to an increase in net loss from operations. From the inception of the Company (April 25, 2011) to September 30, 2013, total cash used in operating activities amounted to $1,685,584.

Net cash used in investing activities was $21,924 for the nine months ended September 30, 2013, as compared to $20,218 for the same period in 2012. The net cash outflow from investing activities was primarily due to the acquisition of new equipment. From the inception of the Company (April 25, 2011) to September 30, 2013, total cash used in investing activities amounted to $47,339.

Net cash provided by financing activities was $505,745 and $764,725 for the nine months ended September 30, 2013 and 2012, respectively. Cash needed to cover operating expenses mainly came from loans from related parties and capital contribution from shareholders. From the inception of the Company (April 25, 2011) to September 30, 2013, total cash provided by financing activities amounted to $1,758,550.

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our CEO and CFO, to allow timely decisions regarding required disclosures.  Based on the evaluation, our CEO and CFO has concluded that, as of September 30, 2013, our disclosure controls and procedures were ineffective.

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our disclosure controls and procedures as of September 30, 2013.  Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weaknesses described below, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2013.

The specific material weakness identified by the Company’s management as of September 30, 2013 are described as follows:

•	The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.

•	We currently do not have an audit committee.

Remediation Initiative

•
We are committed to establishing the disclosure controls and procedures but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by September 30, 2013.  However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures.  Externally, we look forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on the COSO Framework.  We also will increase our efforts to hire the qualified resources.

•
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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

* Attached as Exhibits 101 to this Quarterly Report on Form 10-Q are the following financial statements for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements. The XBRL-related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.